Form 10-Q
period 1996-03-31
AMERITRUCK DISTRIBUTION CORP
filed 1996-05-15
CIK 1004153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------  ------------------

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                             75-2619368
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)


City Center Tower II, Suite 1101, 301 Commerce Street,
                Fort Worth, Texas                               76102
     (Address of principal executive offices)                 (Zip Code)

                                (817) 332-6020
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes   [_] No

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS



Part I   FINANCIAL INFORMATION                                        Page
                                                                      ----

     Item 1.  Financial Statements                                      1

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations          7


Part II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                        12

     Item 4.  Submission of Matters to a Vote of Security Holders      12

     Item 6.  Exhibits and Reports on Form 8-K                         12

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)



                                           Three Months Ended
                                                March 31,
                                          --------------------
                                            1996*      1995*
                                          ---------  ---------
Operating revenue                          $44,784    $20,203
                                           -------    -------
Operating expenses:
 Salaries, wages and fringe benefits        14,094      6,160
 Purchased transportation                   10,776      5,642
 Operating supplies and expenses             8,062      2,623
 Depreciation and amortization of
  capital leases                             2,985      1,453
 Claims and insurance                        1,681        879
 Operating taxes and licenses                1,449        592
 General supplies and expenses               1,815        624
 Amortization of intangibles                   235        122
 Gain on disposal of property and
  equipment                                   (187)       (25)
                                           -------    -------
    Total operating expenses                40,910     18,070
                                           -------    -------

Operating income                             3,874      2,133

Interest expense                             3,699        675
Other income, net                               37         41
                                           -------    -------
Income before income taxes and
 extraordinary item                            212      1,499

Income taxes                                    93        617
                                           -------    -------

Income before extraordinary item               119        882

Extraordinary item, loss on early
 retirement of debt, net of taxes of $154     (230)         -
                                           -------    -------

    Net income (loss)                      $  (111)   $   882
                                           =======    =======

*  Comparisons between periods are affected by acquisitions--see Note 2.

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)



                                          March 31,   December 31,
                                             1996         1995
                                          ----------  ------------
                                          (Unaudited)
                 ASSETS
Current assets:
       Cash and cash equivalents           $  1,886       $ 15,286
       Accounts and notes receivable,
        net                                  19,538         12,269
       Prepaid expenses                       6,561          4,057
       Repair parts and supplies              1,071            844
       Deferred income taxes                  1,046            960
       Other current assets                     894            941
                                           --------       --------
            Total current assets             30,996         34,357

Property and equipment, net                  88,761         67,191
Goodwill, net                                32,482         32,705
Notes receivable                              1,367              -
Other assets                                  7,595          6,282
                                           --------       --------
            Total assets                   $161,201       $140,535
                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current liabilities:
       Current portion of long-term debt   $  5,509       $ 10,566
       Accounts payable and accrued
        expenses                             13,991         12,071
       Claims and insurance accruals          2,313          1,852
       Other current liabilities                569            499
                                           --------       --------
            Total current liabilities        22,382         24,988

Long-term debt                              131,047        107,769
Deferred income taxes                         7,854          7,773
Other liabilities                             1,846          1,822
                                           --------       --------
            Total liabilities               163,129        142,352
                                           --------       --------
Stockholders' equity (deficiency):
       Common stock; $.01 par value;
        3,278 shares issued and
        outstanding                              33             33
       Loans to stockholders                 (1,435)        (1,435)
       Accumulated deficit                     (526)          (415)
                                           --------       --------
            Total stockholders' equity
             (deficiency)                    (1,928)        (1,817)
                                           --------       --------
            Total liabilities and
             stockholders' equity
             (deficiency)                  $161,201       $140,535
                                           ========       ========

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                  1996*         1995*
                                                               --------        -------
OPERATING ACTIVITIES:
 Net income (loss)                                              $  (111)       $   882
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization of capital leases                2,985          1,453
   Amortization of intangibles                                      235            122
   Gain on disposal of property and equipment                      (187)           (25)
   Provision for deferred income taxes                              (61)            50
   Other, net                                                      (280)           361
 Changes in current assets and liabilities:
      Accounts and notes receivable, net                         (5,914)         2,053
      Prepaid expenses                                           (1,637)          (373)
      Repair parts and supplies                                      12            (39)
      Other current assets                                           58            (11)
      Accounts payable and accrued expenses                       1,762              1
      Claims and insurance accruals                                 461            (19)
      Other current liabilities                                      70           (367)
                                                               --------        -------
        Net cash provided by (used in) operating activities      (2,607)         4,088
                                                               --------        -------
INVESTING ACTIVITIES:
 Purchase of Freymiller assets, net of liabilities assumed      (18,128)             -
 Purchase of property and equipment                              (9,587)        (1,590)
 Proceeds from sale of property and equipment                     1,200            162
 Other, net                                                        (261)             -
                                                               --------        -------
        Net cash used in investing activities                   (26,776)       (1,428)
                                                               --------        -------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                        29,448          1,521
 Repayment of long-term debt                                    (13,465)        (3,423)
                                                               --------        -------
        Net cash provided by (used in) financing activities      15,983         (1,902)
                                                               --------        -------

Net increase (decrease) in cash and cash equivalents            (13,400)           758

Cash and cash equivalents, beginning of period                   15,286          1,617
                                                               --------        -------
Cash and cash equivalents, end of period                       $  1,886        $ 2,375
                                                               ========        =======
Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                                    $  1,015        $   644
   Income taxes                                                      96            653

Property and equipment financed through capital lease
 obligations and other debt                                         110            915

*  Comparisons between periods are affected by acquisitions--see Note 2.

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ACCOUNTING POLICIES AND INTERIM RESULTS

     The 1995 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

     Separate financial statements of the Company's subsidiaries are not included because (a) all of the Company's direct and indirect subsidiaries have guaranteed the Company's obligations under the Indenture, dated as of November 15, 1995 (the "Indenture"), among the Company, such subsidiaries (in such capacity, the "Guarantors"), and The Bank of New York, as Trustee,
     (b) the Guarantors have fully and unconditionally guaranteed the 12 1/4% Senior Subordinated Notes due 2005 ("Subordinated Notes") issued under the Indenture on a joint and several basis, (c) the Company is a holding company with no independent assets or operations other than its investments in the Guarantors and (d) the separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they would not be material.

2.   ACQUISITIONS

     AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995 (the "Acquisitions"): W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc., ("Bangerter"), CMS Transportation Services, Inc. and certain related companies ("CMS"), Scales Transport Corporation and a certain related company ("Scales") and C.B.S. Express, Inc. ("CBS" and, collectively the "Operating Companies"). Prior to the Acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis. In addition, these stockholders control approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of the Acquisitions. Therefore, these common stockholders of W&L and TBI have been treated as the acquirer for purposes of accounting for the Acquisitions. The accompanying AmeriTruck consolidated statements of operations and cash flows reflect only W&L and TBI combined results and cash flows for the three months ended March 31, 1995.

     In February 1996, the Company, through CMS, purchased (the "Purchase") certain assets of Freymiller Trucking Inc. ("Freymiller"). Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. Pursuant to the Purchase, CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers, previously operated by Freymiller, for approximately $14 million. An additional 80 trailers were leased for a seven year period. In exchange for the Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

     In connection with these transactions, the Company purchased real property in Oklahoma City, Oklahoma from Freymiller's Chairman of the Board, President and Chief Executive Officer for approximately $1.5 million in cash. The Assets and this real estate will supplement the Company's existing temperature-controlled operations.


3.   LONG-TERM DEBT

     NationsBank Credit Facility

     In February 1996, the Company and the Operating Companies entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 1.75 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $25.4 million at March 31, 1996.

     The Company's obligations under the NationsBank Credit Facility are collateralized by substantially all assets of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, such borrowings under the NationsBank Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The NationsBank Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Senior Funded Debt Ratio and Fixed Charge Coverage Ratio.

     Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and
     (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

     The Equipment Financing Facility is being provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation between March 1, 1996 and June 30, 1997. The Operating Companies have agreed to utilize such facility for at least the first 200 of the new trucks. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. There were no borrowings under the Volvo Credit Facilities at March 31, 1996.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


4.   CONTINGENCIES

     Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                   ----------
     Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S.
     ------------------------------------------
     District Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. It is the opinion of management and counsel that the probable exposure to Bangerter is approximately $40,000. It is reasonably possible that Bangerter could be required to pay up to $85,000. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and the Operating Companies, sites formerly owned or operated by the Company and the Operating Companies (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and the Operating Companies are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse effect on the Company's consolidated financial position, operations or liquidity.


5.   OTHER INCOME, NET

     Other income (expenses) consist of the following for the three months ended March 31, (in thousands):

                                                    1996       1995
                                                   ------     ------
             Interest income                        $ 155      $ 42
             Amortization of financing fees          (113)        -
             Miscellaneous, net                        (5)       (1)
                                                    -----      ----
                                                    $  37      $ 41
                                                    =====      ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three months ended March 31, 1995 include W&L and TBI results on a combined basis as the "Predecessor Company". Results for the three months ended March 31, 1996 for the Company include the results of W&L, TBI, Bangerter, CMS (including the Freymiller Assets since February 5, 1996), Scales and CBS for the entire quarter. Bangerter, CMS (including the Freymiller Assets), Scales and CBS are collectively referred to below as the "Acquired Companies."


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Net Income

     For the quarter ended March 31, 1996, the Company had a net loss of $111,000 compared with net income of $882,000 for the same period in 1995. The additional revenue and operating income from the Acquired Companies in the first quarter of 1996 was substantially offset by additional interest costs incurred on the Subordinated Notes and the NationsBank Credit Facility. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt of $230,000, net of taxes of $154,000. These early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995.

Revenues

     First quarter revenues for 1996 improved $24.6 million, or 122 percent, compared with the first quarter of 1995. Approximately $22.8 million, or 93 percent of this increase, reflects revenues of the Acquired Companies. The Predecessor Company had increases in revenues of $1.7 million primarily attributable to increased volume during the three month period.

Expenses

     The following table sets forth operating expenses as a percentage of revenues and the related variance from 1996 to 1995.

                                           THREE MONTHS ENDED
                                                 MARCH 31        VARIANCE
                                          --------------------   INCREASE
                                            1996       1995     (DECREASE)
                                          ---------  ---------  ----------

       Salaries, wages and fringe
        benefits                              31.4%      30.5%        0.9%
       Purchased transportation               24.0       27.9        (3.9)
       Operating supplies and expenses        18.0       13.0         5.0
       Depreciation and amortization of
        capital leases                         6.7        7.2        (0.5)
       Claims and insurance                    3.8        4.3        (0.5)
       Operating taxes and licenses            3.2        2.9         0.3
       General supplies and expenses           4.1        3.1         1.0
       Amortization of intangibles             0.5        0.6        (0.1)
       Gain on disposal of property and
        equipment                             (0.4)      (0.1)       (0.3)
                                              ----       ----        ----
            Operating Ratio                   91.3%      89.4%        1.9%
                                              ====       ====        ====

     Salaries, wages and fringe benefits for the first quarter of 1996 increased $7.9 million or 128 percent compared with the first quarter 1995 due to the addition of $7.6 million in salaries, wages and fringe benefits attributable to the Acquired Companies. The 0.9 percentage point increase in salaries, wages and fringe benefits as a percentage of revenues is attributable primarily to the Acquired Companies, because at March 31, 1996 only 22 percent of their combined driver base consisted of owner operators whose costs are reflected in purchased transportation. In contrast at March 31, 1995, 50.7 percent of the Predecessor Company driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during the first quarter of 1996.

     Purchased transportation costs were up $5.1 million in the first quarter 1996, but decreased on a percentage of revenue basis by 3.9 percentage points. The Acquired Companies added $4.3 million to these costs, but their driver base, which consists of just 22 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. The Predecessor Company showed an increase of $793,000 in purchased transportation costs due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses for the Company were $5.4 million higher for the quarter ended March 31, 1996 over 1995. Of this increase, $5.0 million
is attributable to the Acquired Companies.   The Predecessor Company also added
$419,000 to this increase due to increased fuel costs and maintenance expenses. The 5.0 percentage point increase in operating supplies as a percent of revenues is mainly attributable to the Acquired Companies, whose driver base consists of 78 percent of Company employees, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel price has increased approximately $.12 per gallon from the first quarter of 1995 to 1996.

     Depreciation and amortization of capital leases were up $1.5 million, but decreased as a percentage of revenue in the first quarter of 1996 due to the acquisition of used assets from Freymiller and the short-term lease of certain Freymiller assets. This amount as a percentage of revenues is expected to increase as these assets are replaced with new trailers and tractors.

     Claims and insurance expenses were up $802,000, but as a percentage of revenues improved during the first quarter of 1996 due to continued favorable claims experience at the Predecessor Company and to the centralization of AmeriTruck's risk management program.

     General supplies and expenses increased by $1.2 million for the first quarter of 1996 when compared with the same period in 1995. The general supplies and expenses of the Acquired Companies account for the entire increase as the Predecessor Company had a slight decrease in this category. The largest components of these expenses of the Acquired Companies were building and equipment rents, utilities and office expenses.

     Interest expense increased $3.0 million for the quarter ended March 31, 1996 over the same period in 1995. Interest on the Subordinated Notes issued in November 1995 is the primary factor for this change.


CONTINGENCIES

     Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                   ----------
Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S. District
- ------------------------------------------
Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. It is the opinion of management and counsel that the probable exposure to Bangerter is approximately $40,000.
It is reasonably possible that Bangerter could be required to pay up to $85,000. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and the Operating Companies, sites formerly owned or operated by the Company and the Operating Companies (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and the Operating Companies are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse effect on the Company's consolidated financial position, operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 1996 was $2.6 million compared with net cash provided by operating activities of $4.1 million for the three months ended March 31, 1995. The decrease of $6.7 million was primarily attributable to a $6.3 million increase in accounts receivable during the first quarter of 1996 for the Acquired Companies and a decrease in net income of $1.0 million. These decreases were partially offset by an increase in depreciation and amortization of capital leases of $1.5 million.

     In November 1995, AmeriTruck completed a private placement of $100 million of 12 1/4% Senior Subordinated Notes due 2005 (the "Series A Notes"). The Series A Notes were exchanged for publicly registered 12 1/4% Senior Subordinated Notes due 2005, Series B (the "Subordinated Notes") in February 1996. The Subordinated Notes mature on November 15, 2005, and are unsecured subordinated obligations of the Company. These notes bear interest at the rate of 12.25 percent per annum from November 15, 1995, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1996. The Subordinated Notes are subject to optional redemption on the terms set forth in the Indenture. As of March 31, 1996, the Company has applied the net proceeds of the Series A Notes primarily to finance the Acquisitions and prepay debt and capitalized leases.

NationsBank Credit Facility

     In February 1996, the Company and the Operating Companies entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 1.75 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $25.4 million at March 31, 1996 and were primarily used for the purchase of the Freymiller Assets.

     The Company's obligations under the NationsBank Credit Facility are collateralized by substantially all assets of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, such borrowings under the NationsBank Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The NationsBank Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Senior Funded Debt Ratio and Fixed Charge Coverage Ratio.

Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

     The Equipment Financing Facility is being provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation between March 1, 1996 and June 30, 1997. The Operating Companies have agreed to utilize such facility for at least the first 200 of the new trucks. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. There were no borrowings outstanding at March 31, 1996.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The Operating Companies began taking delivery of the trucks in early May at the rate of 10 per week, with total expected deliveries for the second quarter of 80 trucks. Another 30 trucks are scheduled for delivery during the third quarter of 1996. To offset these expenditures of approximately $7.6 million, the Company intends to sell at least 83 used trucks from the Operating Companies for approximately $2.7 million.


Capital Expenditures and Resources

     The Company had capital expenditures, net of cash proceeds from dispositions, of $8.4 million for the three months ended March 31, 1996, excluding the purchase of the Freymiller Assets, and $1.4 million for the three months ended March 31, 1995. These amounts also do not include capital expenditures financed through capital leases and other debt which amounted to approximately $110,000 and $915,000 for the first quarters of 1996 and 1995, respectively. The increase in capital expenditures during the first quarter of 1996 was primarily due to the purchase of new trailers.

     AmeriTruck projects 1996 capital expenditures to increase over 1995 levels. The Company will purchase at least 200 new trucks and 200 new trailers during 1996. In addition in February 1996, the Company, through CMS, purchased (the "Purchase") certain assets of Freymiller Trucking Inc. ("Freymiller"). Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. Pursuant to the Purchase, CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers previously operated by Freymiller for approximately $14 million. An additional 80 trailers were leased for a seven year period. In exchange for the Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

     In connection with these transactions, the Company purchased real property in Oklahoma City, Oklahoma from Freymiller's Chairman of the Board, President and Chief Executive Officer for approximately $1.5 million in cash. The Assets and this real estate will supplement the Company's existing temperature-controlled operations.

     These purchases and commitments will likely be financed using a combination of sources including, but not limited to cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

Opportunistic Acquisitions

     The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into other specialized trucking segments. Through acquisitions, the Company believes it can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets. AmeriTruck has entered into a revolving credit facility with NationsBank of Texas, N.A. and a revolving credit facility with Volvo Truck Finance North America, Inc. As described above, these revolving credit facilities, subject to the conditions on borrowing contained therein, will give AmeriTruck the ability to pursue acquisitions that the Company could not otherwise fund through cash provided by operations. In addition, the Company may finance its acquisitions through equity issuances, seller financing and other debt financings.

     The Company is a holding company with no operations of its own. The Company's ability to make required interest payments on the Subordinated Notes depends on its ability to receive funds from the Operating Companies. The Company, at its discretion, controls the receipt of dividends or other payments from the Operating Companies.

OTHER MATTERS

     The industry as a whole has seen dramatic increases in fuel prices. According to a Department of Energy survey, reported by the American Trucking Association, the price of diesel fuel has increased on a national average of
15.7 cents per gallon from January 1, 1996 to April 15, 1996. Steeper increases have occurred in the East Coast, Midwest and Gulf Coast regions. The Company has seen its fuel prices increase at a rate consistent with the national average.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that the following important factors, among others, could cause the Company's actual results for its 1996 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: inflation and fuel costs; substantial leverage; absence of combined operating history; dependence on certain customers; cyclicality and other economic factors; competition; availability of drivers; regulation; claims exposure; and dependence on key personnel. Each of these risk factors is discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse affect on the Company's consolidated, financial position, operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 1996, no matters were submitted to a vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits

         The following exhibits are filed as part of this report:

         Exhibit Number         Description
         --------------         -----------

             *10.1 Loan and Security Agreement, dated February 21, 1996, between Volvo Truck Finance North America, Inc. ("Volvo") and the Company and certain of its Subsidiaries

             *10.2 Financing Integration Agreement, dated February 21, 1996, between Volvo and the Company and certain of its Subsidiaries

             *10.3 Loan Agreement, dated February 1, 1996, between the Company and NationsBank of Texas, N.A.

             *10.4 Asset Purchase Agreement, dated as of January 5, 1996, between CMS Transportation Services, Inc. and Freymiller Trucking, Inc., as debtor and debtor-in-possession

             *10.5 Consulting and Non-Competition Agreement, dated as of April 1, 1995, between Thompson Bros., Inc. and Dunbar Associates, Inc.

              12                Computation of Ratio of Earnings to Fixed
                                Charges

              27                Financial Data Schedule

             * Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 1996.

    B.   Reports on Form 8-K

         During the quarter covered by this report, the registrant filed a Current Report on Form 8-K (date of report: May 3, 1996) reporting under Item 5, certain contracts which may be deemed to be "material contracts" within the meaning of Item 601 of Regulation S-K.

         Items 2, 3, and 5 of Part II were not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERITRUCK DISTRIBUTION CORP.



                              By:   /s/ Michael L. Lawrence
                                    ---------------------------------
                                    Michael L. Lawrence
                                    Chairman of the Board and
                                    Chief Executive Officer



                              By:   /s/ Kenneth H. Evans, Jr.
                                    ---------------------------------
                                    Kenneth H. Evans, Jr.
                                    Treasurer and Chief Financial and
                                    Accounting Officer



   Date:  May 15, 1996

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                          Page
Exhibit Number           Description                                      Number
- --------------           -----------                                      ------


  12              Computation of Ratio of Earnings to Fixed Charges

  27              Financial Data Schedule