Form 10-Q
period 1996-06-30
AMERITRUCK DISTRIBUTION CORP
filed 1996-08-14
CIK 1004153

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     75-2619368
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   City Center Tower II, Suite 1101,
 301 Commerce Street, Fort Worth, Texas                     76102
(Address of principal executive offices)                  (Zip Code)

                                 (817) 332-6020
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes   [   ] No

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS


Part I        FINANCIAL INFORMATION                                Page
                                                                   ----

   Item 1.    Financial Statements                                    1

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations        8


Part II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                      16

   Item 6.    Exhibits and Reports on Form 8-K                       16

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)

                                          Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                          ------------------  -----------------
                                           1996*     1995*     1996*     1995*
                                          --------  --------  --------  -------
Operating revenue                         $53,673   $20,886   $98,322   $41,090
                                          -------   -------   -------   -------
Operating expenses:
 Salaries, wages and fringe benefits       17,685     6,162    32,125    12,322
 Purchased transportation                  13,901     6,031    24,121    11,665
 Operating supplies and expenses            9,860     2,932    18,439     5,858
 Depreciation and amortization of
  capital leases                            3,233     1,507     6,220     2,960
 Claims and insurance                       2,026       780     3,724     1,676
 Operating taxes and licenses               1,163       273     2,165       553
 General supplies and expenses              2,521       601     4,338     1,224
 Amortization of intangibles                  265       120       498       240
 Gain on disposal of property and
  equipment                                   (68)      (38)     (255)      (62)
                                          -------   -------   -------   -------
    Total operating expenses               50,586    18,368    91,375    36,436
                                          -------   -------   -------   -------

Operating income                            3,087     2,518     6,947     4,654

Interest expense                            3,955       833     7,643     1,558
Amortization of financing fees                120         2       235         3
Other income, net                            (135)      (67)     (290)     (157)
                                          -------   -------   -------   -------
Income (loss) before income taxes and
      extraordinary item                     (853)    1,750      (641)    3,250

Income taxes (benefit)                       (380)      710      (287)    1,327
                                          -------   -------   -------   -------

Income (loss) before extraordinary item      (473)    1,040      (354)    1,923

Extraordinary item, loss on early
 retirement of debt, net of taxes of $154       -         -      (230)        -
                                          -------   -------   -------   -------

    Net income (loss)                     $  (473)  $ 1,040   $  (584)  $ 1,923
                                          =======   =======   =======   =======

*  Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)

                                               June 30,        December 31,
                                                 1996              1995
                                              -----------      ------------
                                              (Unaudited)
            ASSETS

Current assets:
 Cash and cash equivalents                      $  4,070           $ 15,286
 Accounts and notes receivable, net               22,126             12,269
 Prepaid expenses                                  6,941              4,057
 Repair parts and supplies                         1,108                844
 Deferred income taxes                             1,206                960
 Other current assets                              2,141                941
                                                --------           --------
       Total current assets                       37,592             34,357

Property and equipment, net                       97,316             67,191
Goodwill, net                                     32,270             32,705
Notes receivable                                     921                  -
Other assets                                       8,145              6,282
                                                --------           --------
       Total assets                             $176,244           $140,535
                                                ========           ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt             $  6,590           $ 10,566
  Accounts payable and accrued expenses           11,987             12,071
  Claims and insurance accruals                    1,594              1,852
  Other current liabilities                          576                499
                                                --------           --------
       Total current liabilities                  20,747             24,988

Long-term debt                                   147,734            107,769
Deferred income taxes                              7,597              7,773
Other liabilities                                  2,567              1,822
                                                --------           --------
       Total liabilities                         178,645            142,352
                                                --------           --------

Stockholders' equity (deficiency):
 Common stock; $.01 par value; 3,278
  shares issued and outstanding                       33                 33
 Loans to stockholders                            (1,435)            (1,435)
 Accumulated deficit                                (999)              (415)
                                                --------           --------

       Total stockholders' equity
        (deficiency)                              (2,401)            (1,817)
                                                --------           --------
       Total liabilities and
        stockholders' equity
        (deficiency)                            $176,244           $140,535
                                                ========           ========


          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   -------------------
                                                     1996*     1995*
                                                   ---------  --------
OPERATING ACTIVITIES:
 Net income (loss)                                 $   (584)  $ 1,923
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization of
   capital leases                                     6,220     2,960
  Amortization of intangibles                           498       240
  Gain on disposal of property and
   equipment                                           (255)      (62)
  Provision (benefit) for deferred income taxes        (441)      232
  Other, net                                           (936)       64
  Changes in current assets and
   liabilities, net of effects
   from acquisition:
     Accounts and notes receivable, net              (8,588)    1,689
     Prepaid expenses                                (1,507)     (240)
     Repair parts and supplies                          (25)      (94)
     Other current assets                                (7)      114
     Accounts payable and accrued
      expenses                                         (973)   (1,037)
     Claims and insurance accruals                      988       474
     Other current liabilities                           76         3
                                                   --------   -------
      Net cash provided by (used in)
       operating activities                          (5,534)    6,266
                                                   --------   -------
INVESTING ACTIVITIES:
 Purchase of Freymiller assets, net of
  liabilities assumed                               (18,821)        -
 Purchase of property and equipment                 (17,388)   (3,594)
 Payment for Dietz acquisition, net of
  cash acquired                                           -    (1,959)
 Proceeds from sale of property and
  equipment                                           3,162       383
 Other, net                                             528        (1)
                                                   --------   -------
      Net cash used in investing
       activities                                   (32,519)   (5,171)
                                                   --------   -------

FINANCING ACTIVITIES:
 Revolving line of credit                            28,596         -
 Proceeds from issuance of long-term
  debt                                               13,365     5,756
 Repayment of long-term debt                        (15,124)   (5,475)
 Dividends paid                                           -       (74)
                                                   --------   -------
      Net cash provided by financing
       activities                                    26,837       207
                                                   --------   -------

Net increase (decrease) in cash and
 cash equivalents                                   (11,216)    1,302
Cash and cash equivalents, beginning of
 period                                              15,286     1,617
                                                   --------   -------
Cash and cash equivalents, end of period           $  4,070   $ 2,919
                                                   ========   =======

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                         $  7,650   $ 1,339
  Income taxes                                           97     1,544
 Property and equipment financed
  through capital lease obligations and
  other debt                                          5,786     4,451

* Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ACCOUNTING POLICIES AND INTERIM RESULTS

        The 1995 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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

2.   ACQUISITIONS

        AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995 (the "Acquisitions"): W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), CMS Transportation Services, Inc. and certain related companies ("CMS"), Scales Transport Corporation and a certain related company ("Scales") and C.B.S. Express, Inc. ("CBS" and, collectively the "Operating Companies"). Prior to the Acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis. In addition, these stockholders control approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of the Acquisitions. Therefore, these common stockholders of W&L and TBI have been treated as the acquirer for purposes of accounting for the Acquisitions. The accompanying AmeriTruck consolidated statements of operations and cash flows reflect only W&L and TBI combined results for the 1995 periods.

        In February 1996, the Company, through CMS, purchased (the "Purchase") certain assets of Freymiller Trucking Inc. ("Freymiller"). Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. Pursuant to the Purchase, CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers, previously operated by Freymiller, for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing.

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

        The Company has made the Purchase in order to supplement its existing temperature-controlled trucking business. The Company funded the cash payments referred to above primarily from borrowings under the NationsBank Credit Facility. See footnote "3. Long-Term Debt."

        In April 1996, the Company changed the corporate name of CMS to AmeriTruck Refrigerated Transport, Inc. ("ART"). ART currently conducts the operations not only of CMS but also those formerly conducted with the Freymiller Assets.

        The Company has signed a letter of intent to purchase the stock of KTL, Inc. ("KTL") of Largo, Florida. KTL is a carrier of refrigerated and non-refrigerated products and would significantly increase the Company's market share in Florida, New Jersey and Indiana. KTL had revenues of $23.6 million and $6.3 million for the year ended December 31, 1995 and for the quarter ended March 31, 1996, respectively. KTL operates approximately 140 tractors and 300 trailers and employs approximately 300 persons, of whom 240 are drivers and many of whom operate as teams. Consumation of this acquisition is subject to the completion of numerous items including, but not limited to, the negotiaion and execution of the definitive purchase agreement.

        In May 1995, W&L acquired Dietz Motor Lines, Inc. for $2.0 million in cash, which includes payment for non-compete agreements of $400,000 as well as an amount for certain eligible accounts receivable. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of the acquired company are included in the financial statements from the date of acquisition.


3.   LONG-TERM DEBT

     NationsBank Credit Facility

        In February 1996, the Company and the Operating Companies entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $21.2 million at June 30, 1996 and were primarily used for the purchase of the Freymiller Assets. Available borrowings were $4.5 million at June 30, 1996 as there were $4.3 million in letters of credit outstanding.

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

        The Equipment Financing Facility is being provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation between March 1, 1996 and June 30, 1997. The Operating Companies have agreed to utilize such facility for at least the first 200 of the new trucks. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. At June 30, 1996, borrowings outstanding under the Volvo Line of Credit and the Equipment Financing Facility were $7.4 million and $5.7 million, respectively.

        The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


4.   CHANGE IN ACCOUNTING ESTIMATES

        During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the six months ended June 30, 1995, by approximately $207,000.


5.   OTHER INCOME, NET

        Other (income) expenses consist of the following (in thousands):

                            Three Months Ended    Six Months Ended
                                 June 30,             June 30,
                           --------------------  ------------------
                             1996       1995       1996      1995
                           ---------  ---------  --------  --------
     Interest income          $(135)     $ (65)    $(286)    $(158)
     Miscellaneous, net           -         (2)       (4)        1
                              -----      -----     -----     -----
                              $(135)     $ (67)    $(290)    $(157)
                              =====      =====     =====     =====

6.   CONTINGENCIES

        Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                      ----------
     Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S.
     -------------------------------------------
     District Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. Bangerter has reached an agreement in principle to settle the litigation for $25,000 and it is the opinion of management and counsel that there is no reasonable probability of additional liability. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and the Operating Companies, sites formerly owned or operated by the Company and the Operating Companies (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three and six months ended June 30, 1995 include W&L and TBI results on a combined basis as the "Predecessor Company". Results for the three and six months ended June 30, 1996 for the Company include the results of W&L, TBI, Bangerter, ART (including the Freymiller Assets since February 5, 1996), Scales and CBS for the entire 1996 periods. Bangerter, ART (including the Freymiller Assets), Scales and CBS are collectively referred to below as the "Acquired Companies."


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net Income

     For the quarter ended June 30,1996, the Company had a net loss of $473,000 compared with net income of $1.0 million for the same period in 1995. The additional revenue and operating income from the Acquired Companies in the second quarter of 1996 was substantially offset by additional interest costs incurred on the Subordinated Notes and the NationsBank Credit Facility.

Revenues

     Second quarter revenues for 1996 improved $32.8 million, or 157 percent, compared with the second quarter of 1995. Approximately $30.9 million, or 94 percent of this increase, reflects revenues of the Acquired Companies. The Predecessor Company had increased revenues of $1.9 million primarily attributable to increased volume during the three month period ended June 30, 1996.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.

                                           THREE MONTHS ENDED
                                                JUNE 30,         VARIANCE
                                          --------------------   INCREASE
                                            1996       1995     (DECREASE)
                                          ---------  ---------  ----------

 Salaries, wages and fringe benefits        32.9%      29.5%        3.4%
 Purchased transportation                   25.9       28.9        (3.0)
 Operating supplies and expenses            18.4       14.0         4.4
 Depreciation and amortization of
  capital leases                             6.0        7.2        (1.2)
 Claims and insurance                        3.8        3.7          .1
 Operating taxes and licenses                2.1        1.3          .8
 General supplies and expenses               4.7        2.9         1.8
 Amortization of intangibles                  .5         .6         (.1)
 Gain on disposal of property and
  equipment                                  (.1)       (.2)         .1
                                            ----       ----        ----
      Operating Ratio                       94.2%      87.9%        6.3%
                                            ====       ====        ====

     Salaries, wages and fringe benefits for the second quarter of 1996 increased $11.5 million, or 187 percent, compared with the second quarter 1995 due to the addition of $10.7 million in salaries, wages and fringe benefits attributable to the Acquired Companies. In addition, the increase is attributable to corporate salaries, some of which should generate future cost savings for the Company as a whole due to more competitive prices obtained in such areas as equipment and parts, fuel, insurance and financing. The 3.4 percentage point increase in salaries, wages and fringe benefits as a percentage of revenue is attributable primarily to the Acquired Companies, because only 16 percent of their three month average combined driver base consisted of owner operators, whose costs are reflected in purchased transportation. In contrast, at June 30, 1995 41 percent of the Predecessor Company's driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during the second quarter of 1996.

     Purchased transportation costs were up $7.9 million in the second quarter of 1996, but decreased on a percentage of revenue basis by 3.0 percentage points. The Acquired Companies added $7.2 million to these costs, but their driver base, which consists of just 16 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. The Predecessor Company showed an increase of $709,000 in purchased transportation costs in the 1996 period due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses for the Company were $6.9 million higher for the quarter ended June 30, 1996 over 1995. Of this increase, $6.7 million
is attributable to the Acquired Companies.   The Predecessor Company also added
$279,000 to this increase primarily due to increased fuel costs. The 4.4 percentage point increase in operating supplies as a percent of revenue is mainly attributable to the Acquired Companies, whose driver base consists of 84 percent of Company drivers, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel costs would have been lower by approximately $800,000 had the average fuel price for the second quarter of 1996 remained consistent with the first quarter of 1996.

     Depreciation and amortization of capital leases were up $1.7 million, but decreased as a percentage of revenue in the second quarter of 1996 due to the acquisition of used assets from Freymiller and the short-term lease of certain Freymiller assets. This amount as a percentage of revenue is expected to increase as these assets are replaced with new trailers and tractors. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the second quarter of 1995, by approximately $104,000.

     Claims and insurance expenses were up $1.2 million, for the second quarter of 1996 as compared to the same period in 1995, which is due primarily to costs attributable to the Acquired Companies. However, on a percentage of revenue basis, these costs were comparable.

     General supplies and expenses increased by $1.9 million for the second quarter of 1996 when compared with the same period in 1995. The general supplies and expenses of the Acquired Companies accounted for the majority of this increase as the Predecessor Company had only a slight increase in this category. The largest components of these expenses of the Acquired Companies were building and office equipment rents, utilities and office expenses.

     Interest expense increased $3.1 million for the quarter ended June 30, 1996 over the same period in 1995. Interest on the Subordinated Notes issued in November 1995 and the NationsBank Credit Facility, which was used to fund the acquisition of the Freymiller Assets, are the primary factors for this change.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net Income

     For the six months ended June 30,1996, the Company had a net loss of $584,000 compared with net income of $1.9 million for the same period in 1995. The additional revenue and operating income from the Acquired Companies in the first six months of 1996 was substantially offset by additional interest costs incurred on the Subordinated Notes and the NationsBank Credit Facility. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt of $230,000, net of taxes of $154,000. These early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995.

Revenues

     Revenues for the first six months of 1996 improved $57.2 million, or 139 percent, compared with the first six months of 1995. Approximately $53.6 million, or 94 percent of this increase, reflects revenues of the Acquired Companies. The Predecessor Company had increased revenues of $3.6 million primarily attributable to increased volume during the six month period ended June 30, 1996.


Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.

                                           SIX MONTHS ENDED
                                               JUNE 30,        VARIANCE
                                          ------------------   INCREASE
                                            1996      1995    (DECREASE)
                                          --------  --------  ----------

 Salaries, wages and fringe benefits        32.7%     30.0%       2.7%
 Purchased transportation                   24.5      28.4       (3.9)
 Operating supplies and expenses            18.8      14.3        4.5
 Depreciation and amortization of
  capital leases                             6.3       7.2        (.9)
 Claims and insurance                        3.8       4.1        (.3)
 Operating taxes and licenses                2.2       1.3         .9
 General supplies and expenses               4.4       3.0        1.4
 Amortization of intangibles                  .5        .6        (.1)
 Gain on disposal of property and
  equipment                                  (.3)      (.2)       (.1)
                                            ----      ----       ----
      Operating Ratio                       92.9%     88.7%       4.2%
                                            ====      ====       ====

     Salaries, wages and fringe benefits for the first six months of 1996 increased $19.8 million, or 161 percent, compared with the first six months of 1995 due to the addition of $18.6 million in salaries, wages and fringe benefits attributable to the Acquired Companies. In addition, the increase is attributable to corporate salaries, some of which should generate future cost savings for the Company as a whole due to more competitive prices obtained in such areas as equipment and parts, fuel, insurance and financing. The 2.7 percentage point increase in salaries, wages and fringe benefits as a percentage of revenue is attributable primarily to the Acquired Companies, because only 14 percent of their six month average combined driver base consisted of owner
operators, whose costs are reflected in purchased transportation.   In contrast,
at June 30, 1995 41 percent of the Predecessor Company's driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during the first six months of 1996 and pay increases.

     Purchased transportation costs were up $12.5 million in the first six months of 1996, but decreased on a percentage of revenue basis by 3.9 percentage points. The Acquired Companies added $11.0 million to these costs, but their driver base, which consists of just 14 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. The Predecessor Company showed an increase of $1.5 million in purchased transportation costs in the 1996 period due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses for the Company were $12.6 million higher for the six months ended June 30, 1996 over 1995. Of this increase, $11.8
million is attributable to the Acquired Companies.   The Predecessor Company
also added $767,000 to this increase due to increased fuel costs and maintenance expenses. The 4.5 percentage point increase in operating supplies as a percent of revenue is mainly attributable to the Acquired Companies, whose driver base consists of 86 percent of Company drivers, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel costs would have been lower by approximately $800,000 had the average fuel price for the second quarter of 1996 remained consistent with the first quarter of 1996.

     Depreciation and amortization of capital leases were up $3.3 million, but decreased as a percentage of revenue in the first six months of 1996 due to the acquisition of used assets from Freymiller and the short-term lease of certain Freymiller assets. This amount as a percentage of revenue is expected to increase as these assets are replaced with new trailers and tractors. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the six months ended June 30, 1995, by approximately $207,000.

     Claims and insurance expenses were up $2.0 million for the first half of 1996 as compared to the first half of 1995, which is due primarily to costs attributable to the Acquired Companies. However, on a percentage of revenue basis, these costs were comparable.

     General supplies and expenses increased by $3.1 million for the first six months of 1996 when compared with the same period in 1995. The general supplies and expenses of the Acquired Companies accounted for the majority of this increase as the Predecessor Company had only a slight increase in this category. The largest components of these expenses of the Acquired Companies were building and office equipment rents, utilities and office expenses.

     Interest expense increased $6.1 million for the six months ended June 30, 1996 over the same period in 1995. Interest on the Subordinated Notes issued in November 1995 and the NationsBank Credit Facility, which was used to fund the acquisition of the Freymiller Assets, are the primary factors for this change.


CONTINGENCIES

     Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                   ----------
Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S. District
- -------------------------------------------
Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. Bangerter has reached an agreement in principle to settle the litigation for $25,000 and it is the opinion of management and counsel that there is no reasonable probability of additional liability. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and the Operating Companies, sites formerly owned or operated by the Company and the Operating Companies (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and the Operating Companies are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse effect on the Company's consolidated financial position, operations or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1996 was $5.5 million compared with net cash provided by operating activities of $6.3 million for the six months ended June 30, 1995. The decrease of $11.8 million was primarily attributable to a $10.3 million increase in accounts receivable during the first six months of 1996, of which $8.7 million was for the Acquired Companies, and a decrease in net income of $2.5 million. These decreases were partially offset by an increase in depreciation and amortization of capital leases of $3.3 million.

Subordinated Notes

     In November 1995, AmeriTruck completed a private placement of $100 million of 12 1/4% Senior Subordinated Notes due 2005 (the "Series A Notes"). The Series A Notes were exchanged for publicly registered 12 1/4% Senior Subordinated Notes due 2005, Series B (the "Subordinated Notes") in February 1996. The Subordinated Notes mature on November 15, 2005, and are unsecured subordinated obligations of the Company. These notes bear interest at the rate of 12.25 percent per annum from November 15, 1995, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1996. The Subordinated Notes are subject to optional redemption on the terms set forth in the Indenture. As of June 30, 1996, the Company has applied the net proceeds of the Series A Notes primarily to finance the Acquisitions and prepay debt and capitalized leases.

NationsBank Credit Facility

     In February 1996, the Company and the Operating Companies entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $21.2 million at June 30, 1996 and were primarily used for the purchase of the Freymiller Assets. Available borrowings were $4.5 million at June 30, 1996 as there were $4.3 million in letters of credit outstanding.


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

     The Equipment Financing Facility is being provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation between March 1, 1996 and June 30, 1997. The Operating Companies have agreed to utilize such facility for at least the first 200 of the new trucks. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. At June 30, 1996, borrowings outstanding under the Volvo Line of Credit and the Equipment Financing Facility were $7.4 million and $5.7 million, respectively.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The Operating Companies began taking delivery of the Volvo trucks in early May at an average rate of 14 per week, with total deliveries for the second quarter of 99 trucks. Another 160 trucks are scheduled for delivery during the second half of 1996. To partially offset these expenditures of approximately $17 million, the Company intends to sell at least 246 used trucks from the Operating Companies for approximately $6 million.


Capital Expenditures and Resources

     The Company had capital expenditures, net of cash proceeds from dispositions, of $14.2 million for the six months ended June 30, 1996, excluding the purchase of the Freymiller Assets, and $3.2 million for the six months ended June 30, 1995, excluding the Dietz acquisition. These amounts also do not include capital expenditures financed through capital leases and other debt which amounted to approximately $5.8 million and $4.5 million for the six months ended June 30, 1996 and 1995, respectively. The increase in capital expenditures during the first six months of 1996 was primarily due to the purchase of new tractors and trailers.

     AmeriTruck projects 1996 capital expenditures to increase over 1995 levels. The Company will purchase approximately 275 new trucks, including the 259 Volvo trucks, and 465 new trailers during 1996. Over 85 percent of these new tractors and over 65 percent of these new trailers are planned to replace older equipment. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available. As of June 30, 1996, the Company had taken delivery of 115 new trucks and 293 new trailers.

     In February 1996, the Company, through CMS, purchased (the "Purchase") certain assets of Freymiller Trucking Inc. ("Freymiller"). Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. Pursuant to the Purchase, CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers previously operated by Freymiller for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

     In connection with these transactions, the Company purchased real property in Oklahoma City, Oklahoma from Freymiller's Chairman of the Board, President and Chief Executive Officer for approximately $1.5 million in cash. The Freymiller Assets and this real estate will supplement the Company's existing temperature-controlled operations.

     In April 1996, the Company changed the corporate name of CMS to AmeriTruck Refrigerated Transport, Inc. ("ART"). ART currently conducts the operations not only of CMS but also those formerly conducted with the Freymiller Assets.

     Operating profit margins were negatively impacted by the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporated staff.

     The Company has signed a letter of intent to purchase the stock of KTL, Inc. ("KTL") of Largo, Florida. KTL is a carrier of refrigerated and non-refrigerated products and would significantly increase the Company's market share in Florida, New Jersey and Indiana. KTL had revenues of $23.6 million and $6.3 million for the year ended December 31, 1995 and for the quarter ended March 31, 1996, respectively. KTL operates approximately 140 tractors and 300 trailers and employs approximately 300 persons, of whom 240 are drivers and many of whom operate as teams. Consummation of this acquisition is subject to the completion of numerous items including, but not limited to, the negotiation and execution of the definitive purchase agreement.

     In May 1995, W&L acquired Dietz Motor Lines, Inc. for $2.0 million in cash, which includes payment for non-compete agreements of $400,000 as well as an amount for certain eligible accounts receivable. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of the acquired company are included in the financial statements from the date of acquisition.

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


OTHER MATTERS

Inflation and Fuel Costs

     Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expenses."

     The industry as a whole has seen dramatic increases in fuel prices. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel peaked during the month of April at 15.7 cents above the December 31, 1995 price. Since April, the average price has decreased some, but still remains above its year end level. According to the survey, the average price of diesel fuel for the second quarter of 1996 was 5.0 cents above the first quarter average price. The Company has seen its fuel prices increase at a rate consistent with the national average.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings (including this Form 10-Q)or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that the following important factors, among others, could cause the Company's actual results for its 1996 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the
Company: inflation and fuel costs; substantial leverage; absence of combined operating history; dependence on certain customers; cyclicality and other economic factors; competition; availability of drivers; regulation; claims exposure; and dependence on key personnel. Each of these risk factors is discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and other filings the Company has made with the Securities and Exchange Commission and are incorporated herein by reference.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse affect on the Company's consolidated financial position, operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.  Exhibits

     The following exhibits are filed as part of this report:


     Exhibit Number                    Description
     --------------                    -----------

     *  10.1            Loan and Security Agreement, dated February 21,
                        1996, between Volvo Truck Finance North America,
                        Inc. ("Volvo") and the Company and certain of its
                        Subsidiaries

     *  10.2            Financing Integration Agreement, dated February
                        21, 1996, between Volvo and the Company and
                        certain of its Subsidiaries

     *  10.3            Loan Agreement, dated February 1, 1996, between
                        the Company and NationsBank of Texas, N.A.

     *  10.4            Asset Purchase Agreement, dated as of January 5,
                        1996, between CMS Transportation Services, Inc.
                        and Freymiller Trucking, Inc., as debtor and
                        debtor-in-possession

     *  10.5            Consulting and Non-Competition Agreement, dated as
                        of April 1, 1995, between Thompson Bros., Inc. and
                        Dunbar Associates, Inc.

        12              Computation of Ratio of Earnings to Fixed Charges

        27              Financial Data Schedule

     * Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 1996.


B.   Reports on Form 8-K

     On May 3, 1996, the Company filed a report on Form 8-K in connection with certain contracts which may be deemed to be "material contracts" within the meaning of Item 601 of Regulation S-K.

     Items 2, 3, 4, and 5 of Part II were not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERITRUCK DISTRIBUTION CORP.



                              By:   /s/ Michael L. Lawrence
                                    -------------------------
                                    Michael L. Lawrence
                                    Chairman of the Board and
                                    Chief Executive Officer



                              By:   /s/ Kenneth H. Evans, Jr.
                                    -------------------------
                                    Kenneth H. Evans, Jr.
                                    Treasurer and Chief Financial and
                                    Accounting Officer



Date: August 14, 1996

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