Form 10-Q
period 1996-09-30
AMERITRUCK DISTRIBUTION CORP
filed 1996-11-14
CIK 1004153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------    ---------------

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                           75-2619368
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)



City Center Tower II, Suite 1101,
301 Commerce Street, Fort Worth, Texas                           76102
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

                               TABLE OF CONTENTS




Part I                       FINANCIAL INFORMATION                 Page
                                                                   ----

   Item 1.    Financial Statements                                    1

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations        9


Part II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                      17

   Item 4.    Submission of Matters to a Vote of Security Holders    17

   Item 6.    Exhibits and Reports on Form 8-K                       18

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               ------------------        --------------------
                                               1996*       1995*           1996*       1995*
                                              --------    -------        --------    --------

Operating revenue                             $62,971     $25,198        $161,145     $66,178
                                              -------     -------        --------     -------
Operating expenses:
 Salaries, wages and fringe benefits           19,826       7,851          51,951      20,173
 Purchased transportation                      16,642       6,398          40,713      18,063
 Operating supplies and expenses               10,709       4,073          29,137       9,891
 Depreciation and amortization of
  capital leases                                3,930       1,925          10,150       4,885
 Claims and insurance                           2,431         965           6,067       2,571
 Operating taxes and licenses                   1,369         685           3,534       1,238
 General supplies and expenses                  3,299         829           7,637       2,055
 Amortization of intangibles                      310          78             808         318
 Gain on disposal of property and
  equipment                                      (182)       (302)           (437)       (365)
                                              -------     -------        --------     -------
    Total operating expenses                   58,334      22,502         149,560      58,829
                                              -------     -------        --------     -------

Operating income                                4,637       2,696          11,585       7,349

Interest expense                                4,523       1,030          12,166       2,539
Amortization of financing fees                    124           2             359           5
Other income, net                                (135)        (58)           (424)       (167)
                                              -------     -------        --------     -------

Income (loss) before income taxes and
 extraordinary item                               125       1,722            (516)      4,972

Income taxes                                      757         573             470       1,900
                                              -------     -------        --------     -------

Income (loss) before extraordinary item          (632)      1,149            (986)      3,072

Extraordinary item, loss on early
 retirement of debt,
 net of taxes of $154                               -           -            (230)          -
                                              -------     -------        --------     -------

    Net income (loss)                         $  (632)    $ 1,149        $ (1,216)    $ 3,072
                                              =======     =======        ========     =======


*  Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
                                           (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents                    $  1,842       $ 15,286
  Accounts and notes receivable, net             26,295         12,269
  Prepaid expenses                                7,883          4,057
  Repair parts and supplies                       1,235            844
  Deferred income taxes                           1,270            960
  Other current assets                            1,350            941
                                               --------       --------
       Total current assets                      39,875         34,357

Property and equipment, net                     110,556         67,191
Goodwill, net                                    38,380         32,705
Notes receivable                                    600              -
Other assets                                      7,231          6,282
                                               --------       --------
       Total assets                            $196,642       $140,535
                                               ========       ========




    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt            $ 13,012       $ 10,566
  Accounts payable and accrued expenses          17,239         12,071
  Claims and insurance accruals                   1,667          1,852
  Other current liabilities                         598            499
                                               --------       --------
       Total current liabilities                 32,516         24,988

Long-term debt                                  155,646        107,769
Deferred income taxes                             8,500          7,773
Other liabilities                                 2,558          1,822
                                               --------       --------
       Total liabilities                        199,220        142,352
                                               --------       --------

Stockholders' equity (deficiency):
  Common stock; $.01 par value; 3,503
   shares issued and outstanding                     35             33
  Additional paid-in capital                        898              -
  Loans to stockholders                          (1,880)        (1,435)
  Accumulated deficit                            (1,631)          (415)
                                               --------       --------

       Total stockholders' equity
        (deficiency)                             (2,578)        (1,817)
                                               --------       --------
       Total liabilities and
        stockholders' equity
        (deficiency)                           $196,642       $140,535
                                               ========       ========



          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                   -------------------
                                                     1996*     1995*
                                                   ---------  --------
OPERATING ACTIVITIES:
  Net income (loss)                                 $ (1,216)  $ 3,072
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization of
      capital leases                                  10,150     4,885
    Amortization of intangibles                          808       318
    Gain on disposal of property and
      equipment                                         (437)     (365)
    Provision for deferred income taxes                  317       299
    Other, net                                          (855)      344
    Changes in current assets and
      liabilities, net of effects
      from acquisitions:
     Accounts and notes receivable, net              (10,634)      969
     Prepaid expenses                                 (1,577)     (561)
     Repair parts and supplies                          (152)      (48)
     Other current assets                               (353)    1,949
     Accounts payable and accrued
       expenses                                        3,208    (1,324)
     Claims and insurance accruals                       704       575
     Other current liabilities                            66      (520)
                                                    --------   -------
      Net cash provided by operating
       activities                                         29     9,593
                                                    --------   -------
INVESTING ACTIVITIES:
  Purchase of Freymiller assets, net of
    liabilities assumed                              (18,821)        -
  Purchase of property and equipment                 (20,146)   (5,519)
  Payments for acquisitions, net of cash
    acquired                                          (8,383)   (1,959)
  Proceeds from sale of property and
    equipment                                          5,760     1,953
  Other, net                                             829      (227)
                                                    --------   -------
      Net cash used in investing
       activities                                    (40,761)   (5,752)
                                                    --------   -------
FINANCING ACTIVITIES:
  Revolving line of credit                            28,840         -
  Proceeds from issuance of long-term
    debt                                              17,236     7,148
  Repayment of long-term debt                        (18,786)   (9,960)
  Other, net                                              (2)     (298)
                                                    --------   -------
      Net cash provided by (used in)
       financing activities                           27,288    (3,110)
                                                    --------   -------
Net increase (decrease) in cash and
 cash equivalents                                    (13,444)      731
Cash and cash equivalents, beginning of
 period                                               15,286     1,617
                                                    --------   -------
Cash and cash equivalents, end of period            $  1,842   $ 2,348
                                                    ========   =======

Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                         $  8,963   $ 2,781
   Income taxes                                          174     2,064
  Property and equipment financed
   through capital lease obligations and
   other debt                                         10,258     6,123

* Comparisons between periods are affected by acquisitions - see Note 2.

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ACCOUNTING POLICIES AND INTERIM RESULTS

     The 1995 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The principal subsidiaries are W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), AmeriTruck Refrigerated Transport, Inc. ("ART"), Scales Transport Corporation ("Scales") and KTL, Inc. ("KTL" and, collectively the "Operating Companies"). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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


2.   ACQUISITIONS

     During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL, Inc. ("KTL") of Largo, Florida, from Ronald N. Damico for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000. As part of the transaction, Mr. Damico and KTL entered into an employment agreement under which Mr. Damico became employed as KTL's President and Chief Executive Officer. The term of the employment agreement expires on November 15, 1998. In addition, KTL has agreed to lease from Mr. Damico and his spouse certain real estate at Clearwater, Florida on a month-to-month basis. Further, KTL has agreed to lease the real estate at Largo, Florida used by KTL as its corporate headquarters from a company owned by Mr. Damico for an 18-month term, at which time KTL has agreed to purchase the property for $2.4 million less the total amount of environmental-related costs incurred subsequent to August 16, 1996.

     KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. KTL operates approximately 140 tractors and 300 trailers and employs approximately 300 persons, of whom 240 are drivers and many of whom operate as two-driver teams.

     The KTL acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, common stock, miscellaneous acquisition costs and liabilities assumed was $21.9 million. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The net assets acquired were as follows (in thousands):

             Cash                           $    107
             Property and equipment, net      12,141
             Goodwill                          6,167
             Other assets                      3,445
             Long-term debt                  (10,786)
             Other liabilities                (1,684)
                                            --------
               Net assets acquired          $  9,390
                                            ========

     The accompanying consolidated financial statements include assets, liabilities and financial results of KTL since July 1, 1996. The following unaudited pro forma operating results of the Company for the nine months ended September 30, 1996 and 1995, reflect the KTL acquisition as if it had occurred on January 1, 1995. The following unaudited pro forma operating results for the nine months ended September 30, 1995 also reflect the Bangerter, CMS, Scales and CBS acquisitions as if they had occurred on January 1, 1995.

                                                       Nine Months Ended
                                                         September 30,
                                                       -------------------
                                                         1996       1995
                                                       ---------  --------
                                                         (in thousands)
             Operating revenue                         $174,447   $128,691
             Operating income                            13,833     13,755
             Income (loss) before extraordinary item       (259)     1,765
             Net income (loss)                             (489)     1,765

    These pro forma results have been prepared for comparative purposes only and include pro forma adjustments for conformed depreciation lives and salvage values and certain other adjustments, including adjustment of the effective tax rate to the expected rate of AmeriTruck. They are not necessarily indicative of the results of operations that might have occurred had the acquisitions actually taken place on January 1, 1995, or of future results of operations of the consolidated entities. The pro forma results for the nine months ended September 30, 1996 include the purchase of the Freymiller Assets (as defined below) since February 1996. These assets have not yet generated operating margins comparable to the other AmeriTruck subsidiaries. The acquisition of the Freymiller Assets did not require pro forma financial statements and thus the comparative results for the nine months ended September 30, 1995 do not reflect the pro forma effect of such assets.

     In February 1996, the Company, through CMS Transportation Services, Inc. ("CMS"), purchased certain assets of Freymiller Trucking Inc. ("Freymiller") in order to supplement its existing temperature-controlled trucking business. Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers, previously operated by Freymiller, for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

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

     The Company funded the cash payments for the purchase of the Freymiller Assets and the KTL acquisition primarily from borrowings under the NationsBank and Volvo credit facilities. See footnote "3. Long-Term Debt."

     AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995: W&L, TBI, Bangerter, CMS and certain related companies, Scales and a certain related company and CBS. Prior to these acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis. In addition, these stockholders controlled approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of these acquisitions. Therefore, these common stockholders of W&L and TBI have been treated as the acquirer for purposes of accounting for these acquisitions. The accompanying AmeriTruck consolidated statements of operations and cash flows reflect W&L and TBI combined historical results and cash flows for the entire 1995 periods, and Bangerter results and cash flows since August 1, 1995. Subsequent to these acquisitions, CBS' operations were merged into Scales.

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


3.   LONG-TERM DEBT

NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $23.5 million at September 30, 1996 and were primarily used for the purchase of the Freymiller Assets and the KTL acquisition. Available borrowings were $2.3 million at September 30, 1996 as there were $4.2 million in letters of credit outstanding.

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


Volvo Credit Facilities

     In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of September 30, 1996, the Operating Companies have pledged collateral which provides for a $7.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

     At September 30, 1996, borrowings outstanding under the Volvo Line of Credit were $5.4 million with available borrowings of $2.1 million. The outstanding debt balance under the Equipment Financing Facility was $5.1 million at September 30, 1996; however, available financing under this facility is less than $16 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


4.  CHANGE IN ACCOUNTING ESTIMATES

     During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the nine months ended September 30, 1995, by approximately $340,000.

5.   OTHER INCOME, NET

     Other (income) expense consists of the following (in thousands):

                       Three Months Ended    Nine Months Ended
                         September 30,         September 30,
                      --------------------  -------------------
                         1996       1995      1996       1995
                      ----------  --------  ---------  --------

Interest income           $(128)    $ (53)     $(414)    $(161)
Miscellaneous, net           (7)       (5)       (10)       (6)
                          -----     -----      -----     -----
                          $(135)    $ (58)     $(424)    $(167)
                          =====     =====      =====     =====


6.   CONTINGENCIES

     Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                   ----------
Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S. District
-------------------------------------------
Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. Bangerter has settled the litigation for $25,000 and the lawsuit has been dismissed with prejudice. It is the opinion of management and counsel that there is no reasonable probability of additional liability. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and its subsidiaries, sites formerly owned or operated by the Company and its subsidiaries (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and its subsidiaries are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that could reasonably be expected to have a material adverse effect on the Company's consolidated financial position, operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three and nine months ended September 30, 1995 include W&L and TBI results on a combined basis as the "Predecessor Company" for the entire 1995 periods, and Bangerter results since August 1, 1995. Results for the three and nine months ended September 30, 1996 for the Company include the results of W&L, TBI, Bangerter, ART (including the Freymiller Assets since February 5, 1996) and Scales for the entire 1996 periods and of KTL since July 1, 1996. Bangerter, ART (including the Freymiller Assets), Scales and KTL are collectively referred to below as the "Acquired Companies. "


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Income

     For the quarter ended September 30, 1996, the Company had a net loss of $632,000 compared with net income of $1.1 million for the same period in 1995. The additional revenue and operating income from the Acquired Companies in the third quarter of 1996 was substantially offset by additional interest costs. In addition, operating income was negatively impacted by increased fuel costs and driver shortages. Excluding the tax provision of $757,000 for the third quarter of 1996, AmeriTruck pretax income was $125,000.

Revenues

     Third quarter revenues for 1996 improved $37.8 million, or 150 percent, compared with the third quarter of 1995. Approximately $36.4 million, or 96 percent of this increase, reflects revenues of the Acquired Companies. The Predecessor Company had increased revenues of $1.4 million primarily attributable to increased volume during the three month period ended September 30, 1996.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.


                                           Three Months Ended
                                             September 30,       Variance
                                          --------------------   Increase
                                            1996       1995     (Decrease)
                                          ---------  ---------  ----------
 Salaries, wages and fringe benefits          31.5%      31.2%         .3%
 Purchased transportation                     26.4       25.4         1.0
 Operating supplies and expenses              17.0       16.2          .8
 Depreciation and amortization of
  capital leases                               6.2        7.6        (1.4)
 Claims and insurance                          3.9        3.8          .1
 Operating taxes and licenses                  2.2        2.7         (.5)
 General supplies and expenses                 5.2        3.3         1.9
 Amortization of intangibles                    .5         .3          .2
 Gain on disposal of property and
  equipment                                    (.3)      (1.2)         .9
                                              ----       ----        ----
      Operating Ratio                         92.6%      89.3%        3.3%
                                              ====       ====        ====

     Salaries, wages and fringe benefits for the third quarter of 1996 increased $12.0 million, or 153 percent, compared with the third quarter of 1995 due to the addition of $11.2 million in salaries, wages and fringe benefits attributable to the Acquired Companies. In addition, the increase is attributable to corporate salaries, some of which should generate future cost savings for the Company as a whole due to more competitive prices obtained in such areas as equipment and parts, fuel, insurance and financing.

     Purchased transportation costs were up $10.2 million in the third quarter of 1996. The Acquired Companies added $9.2 million to these costs, while the Predecessor Company showed an increase of $1.0 million in 1996 due to the increase in owner operator miles. The 1.0 percentage point increase in purchased transportation costs, as a percent of revenue, is mainly attributable to the Acquired Companies, whose percentage of equipment held under operating leases is higher than the Predecessor Company's, thus increasing equipment rents for 1996. This increase in percentage of revenue was partially offset due to the Acquired Companies driver base consisting of an average of just 25 percent owner operators for the third quarter of 1996, as compared to the Predecessor Company's driver base, which consisted of 32 percent owner operators as of September 30, 1995.

     Operating supplies and expenses for the Company were $6.6 million higher for the quarter ended September 30, 1996 over 1995. Of this increase, $6.6 million is attributable to the Acquired Companies. The .8 percentage point increase in operating supplies as a percent of revenue is mainly attributable to the Acquired Companies, whose driver base consists of an average of 75 percent of Company drivers, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel costs would have been lower by approximately $600,000 had the average fuel price for the third quarter of 1996 remained consistent with the first quarter of 1996.

     Depreciation and amortization of capital leases were up $2.0 million, but decreased as a percentage of revenue in the third quarter of 1996 due to the acquisition of used assets from Freymiller as well as a higher percentage of the Acquired Companies' equipment being held under operating leases. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the third quarter of 1995, by approximately $133,000.

     Claims and insurance expenses were up $1.5 million, for the third quarter of 1996 as compared to the same period in 1995, which is due primarily to costs attributable to the Acquired Companies. However, on a percentage of revenue basis, these costs were comparable.

     General supplies and expenses increased by $2.5 million for the third quarter of 1996 when compared with the same period in 1995. The general supplies and expenses of the Acquired Companies accounted for the majority of this increase, as the Predecessor Company had only a slight increase in this category. The largest components of these expenses of the Acquired Companies were building and office equipment rents, utilities, agent commissions and office expenses.

     Interest expense increased $3.5 million for the quarter ended September 30, 1996 over the same period in 1995. Interest on the Subordinated Notes, which were issued in November 1995 in conjunction with the 1995 acquisitions, and the NationsBank and Volvo credit facilities, which were used to fund the acquisition of the Freymiller Assets and KTL, were the primary factors for this change.

     The increase in the effective tax rate for the quarter ended September 30, 1996 compared with the third quarter of 1995 is primarily due to the drivers' expense allowances paid by Freymiller and KTL, a portion of which are nondeductible expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Income

     For the nine months ended September 30,1996, the Company had a net loss of $1.2 million compared with net income of $3.1 million for the same period in 1995. The additional revenue and operating income from the Acquired Companies in the first nine months of 1996 was substantially offset by additional interest costs. In addition, operating income was negatively impacted by increased fuel costs and driver shortages. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt of $230,000, net of taxes of $154,000. These early retirements related to the use of a portion of the proceeds from the Company's Subordinated Notes offering in 1995.

Revenues

     Revenues for the first nine months of 1996 improved $95.0 million, or 144 percent, compared with the first nine months of 1995. Approximately $90.1 million, or 95 percent, of this increase reflects revenues of the Acquired Companies. The Predecessor Company had increased revenues of $4.9 million primarily attributable to increased volume during the nine month period ended September 30, 1996.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.

                                           Nine Months Ended
                                             September 30,      Variance
                                          -------------------   Increase
                                            1996       1995    (Decrease)
                                          ---------  --------  ----------
 Salaries, wages and fringe benefits          32.2%     30.5%        1.7%
 Purchased transportation                     25.3      27.3        (2.0)
 Operating supplies and expenses              18.1      14.9         3.2
 Depreciation and amortization of
  capital leases                               6.3       7.4        (1.1)
 Claims and insurance                          3.8       3.9         (.1)
 Operating taxes and licenses                  2.2       1.9          .3
 General supplies and expenses                 4.7       3.1         1.6
 Amortization of intangibles                    .5        .5           -
 Gain on disposal of property and
  equipment                                    (.3)      (.6)         .3
                                              ----      ----        ----
      Operating Ratio                         92.8%     88.9%        3.9%
                                              ====      ====        ====

     Salaries, wages and fringe benefits for the first nine months of 1996 increased $31.8 million, or 158 percent, compared with the first nine months of 1995 due to the addition of $29.9 million in salaries, wages and fringe benefits attributable to the Acquired Companies. In addition, the increase is attributable to corporate salaries, some of which should generate future cost savings for the Company as a whole due to more competitive prices obtained in such areas as equipment and parts, fuel, insurance and financing. The 1.7 percentage point increase in salaries, wages and fringe benefits as a percentage of revenue is attributable primarily to the Acquired Companies, because only 17 percent of their nine month average combined driver base consisted of owner operators, whose costs are reflected in purchased transportation. In contrast, as of September 30, 1995, 32 percent of the Predecessor Company's driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during the first nine months of 1996 and pay increases.

     Purchased transportation costs were up $22.7 million in the first nine months of 1996, but decreased on a percentage of revenue basis by 2.0 percentage points. The Acquired Companies added $20.1 million to these costs, but their driver base, which consists of an average of just 17 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases by the Acquired Companies which resulted in increased equipment rents. The Predecessor Company showed an increase of $2.6 million in purchased transportation costs in the 1996 period due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses for the Company were $19.3 million higher for the nine months ended September 30, 1996 over 1995. Of this increase, $18.5 million is attributable to the Acquired Companies. The Predecessor Company also added $756,000 to this increase due to increased fuel costs and maintenance expenses. The 3.2 percentage point increase in operating supplies as a percentage of revenue is mainly attributable to the Acquired Companies, whose driver base consists of an average of 83 percent of Company drivers, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel costs would have been lower by approximately $1.4 million had the average fuel price for the second and third quarters of 1996 remained consistent with the first quarter of 1996.

     Depreciation and amortization of capital leases were up $5.3 million, but decreased as a percentage of revenue in the first nine months of 1996 due to the acquisition of used assets from Freymiller as well as a higher percentage of the Acquired Companies' equipment being held under operating leases. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the nine months ended September 30, 1995, by approximately $340,000.

     Claims and insurance expenses were up $3.5 million for the first nine months of 1996 as compared to the first nine months of 1995, which is due primarily to costs attributable to the Acquired Companies. However, on a percentage of revenue basis, these costs were comparable.

     General supplies and expenses increased by $5.6 million for the first nine months of 1996 when compared with the same period in 1995. The general supplies and expenses of the Acquired Companies accounted for the majority of this increase, as the Predecessor Company had only a slight increase in this category. The largest components of these expenses of the Acquired Companies were building and office equipment rents, utilities, agent commissions and office expenses.

     Interest expense increased $9.6 million for the nine months ended September 30, 1996 over the same period in 1995. Interest on the Subordinated Notes, which were issued in November 1995 in conjunction with the 1995 acqusitions, and the NationsBank and Volvo credit facilities, which were used to fund the acquisition of the Freymiller Assets and KTL, were the primary factors for this change.

     The increase in the effective tax rate for the nine months ended September 30, 1996 compared with the first nine months of 1995 is primarily due to the driver's expense allowances paid by Freymiller and KTL, a portion of which are nondeductible expenses.

CONTINGENCIES

     Bangerter has been named as a defendant in a lawsuit entitled The Ekotek
                                                                   ----------
Site PRP Committee v. Steven M. Self et al., Civil No. 2:94CV277K (U.S. District
-------------------------------------------
Court Utah, Central Division), alleging that Bangerter is a potentially responsible party with respect to the removal and remediation cost of The Ekotek Site, located in North Salt Lake City, Utah. The suit alleges that hazardous waste generated by Bangerter, together with substantial volumes of additional hazardous waste generated by numerous other businesses, were taken to the site by a waste disposal firm engaged by Bangerter. Bangerter has settled the litigation for $25,000 and the lawsuit has been dismissed with prejudice. It is the opinion of management and counsel that there is no reasonable probability of additional liability. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of additional sites owned or operated by the Company and its subsidiaries, sites formerly owned or operated by the Company and its subsidiaries (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and its subsidiaries are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that could reasonably be expected to have a material adverse effect on the Company's consolidated financial position, operations or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended September 30, 1996 was $29,000 compared with $9.6 million for the nine months ended September 30, 1995. The decrease of $9.6 million was primarily attributable to a $11.6 million increase in accounts receivable during the first nine months of 1996, of which $7.0 million resulted from the purchase of the Freymiller Assets, and a decrease in net income of $4.3 million. These decreases were partially offset by an increase in depreciation and amortization of capital leases of $5.3 million.

Subordinated Notes

     In November 1995, AmeriTruck completed a private placement of $100 million of 12 1/4% Senior Subordinated Notes due 2005 (the "Series A Notes"). The Series A Notes were exchanged for publicly registered 12 1/4% Senior Subordinated Notes due 2005, Series B (the "Subordinated Notes") in February 1996. The Subordinated Notes mature on November 15, 2005, and are unsecured subordinated obligations of the Company. These notes bear interest at the rate of 12.25 percent per annum from November 15, 1995, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1996. The Subordinated Notes are subject to optional redemption on the terms set forth in the

Indenture. As of September 30, 1996,
the Company has applied the net proceeds of the Series A Notes primarily to finance the Acquisitions and prepay debt and capitalized leases.

NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has committed, subject to the terms and conditions of the NationsBank Credit Facility, to provide a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has agreed to provide a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $23.5 million at September 30, 1996 and were primarily used for the purchase of the Freymiller Assets and the KTL acquisition. Available borrowings were $2.3 million at September 30, 1996 as there were $4.2 million in letters of credit outstanding.

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

Volvo Credit Facilities

     In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of September 30, 1996, the Operating Companies have pledged collateral which provides for a $7.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

     At September 30, 1996, borrowings outstanding under the Volvo Line of Credit were $5.4 million with available borrowings of $2.1 million. The outstanding debt balance under the Equipment Financing Facility was $5.1 million at September 30, 1996; however, financing under this facility is less than $16 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The Operating Companies began taking delivery of the Volvo trucks in early May at an average rate of 10 per week, with total deliveries for the second and third quarters of 192 trucks. Another 142 trucks are scheduled for delivery during the fourth quarter of 1996. To partially offset these planned 1996 expenditures of $21.8 million, the Company intends to sell at least 325 used trucks from the Operating Companies for approximately $7 million. The number of trucks scheduled for delivery and for sale during 1996 increased by approximately 75 units as a result of planned modernization of KTL's existing fleet.


Capital Expenditures and Resources

     The Company had capital expenditures, net of cash proceeds from dispositions, of $14.4 million for the nine months ended September 30, 1996, excluding the purchase of the Freymiller Assets and the KTL acquisition, and $3.6 million for the nine months ended September 30, 1995, excluding the Dietz acquisition. These amounts also do not include capital expenditures financed through capital leases and other debt which amounted to approximately $10.3 million and $6.1 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in capital expenditures during the first nine months of 1996 was primarily due to the purchase of new tractors and trailers in order to maintain an average fleet age of approximately 2 years for tractors and 4 years for trailers.

     AmeriTruck projects 1996 capital expenditures to increase over 1995 levels. The Company will purchase approximately 350 new trucks, including the 334 Volvo trucks, and 465 new trailers during 1996. Approximately 90 percent of these new tractors and trailers are planned to replace older equipment. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available. As of September 30, 1996, the Company had taken delivery of 209 new trucks and 428 new trailers.

     During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL, Inc. ("KTL") of Largo, Florida from Ronald N. Damico for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000. As part of the transaction, Mr. Damico and KTL entered into an employment agreement, under which Mr. Damico became employed as KTL's President and Chief Executive Officer. The term of the employment agreement expires on November 15, 1998. In addition, KTL has agreed to lease from Mr. Damico and his spouse certain real estate at Clearwater, Florida on a month-to-month basis. Further, KTL has agreed to lease the real estate at Largo, Florida used by KTL as its corporate headquarters from a company owned by Mr. Damico for an 18-month term, at which time KTL has agreed to purchase the property for $2.4 million less the total amount of environmental-related costs incurred subsequent to August 16, 1996.

     KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. KTL operates approximately 140 tractors and 300 trailers and employs approximately 300 persons, of whom 240 are drivers and many of whom operate as two-driver teams.

     The KTL acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, common stock, miscellaneous acquisition costs and liabilities assumed was $21.9 million. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

     In February 1996, the Company, through CMS Transportation Services, Inc. ("CMS"), purchased certain assets of Freymiller Trucking Inc. ("Freymiller") in order to supplement its existing temperature-controlled trucking business. Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers previously operated by Freymiller for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

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

     During the nine-months ended September 30, 1996, operating profit margins were negatively impacted by escalating fuel costs, the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporate staff. The Company has implemented a fuel surcharge to its customers to help combat this surge in fuel costs. The merger of CBS into Scales caused the Company to lose some qualified drivers which in turn resulted in decreased equipment utilization. In addition, one subsidiary lost drivers as a result of eliminating driver expense allowances and changing their pay structure. The Company has intensified its efforts in the driver recruitment and training areas and has begun to correct this problem in the fourth quarter.

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

OTHER MATTERS

Inflation and Fuel Costs

     Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Expenses."

     The industry as a whole has seen dramatic increases in fuel prices. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel peaked during the month of April at 15.7 cents above the December 31, 1995 price. Since April, the average price had decreased some, but is beginning to gradually increase to near peak levels again. According to the survey, the average price of diesel fuel for the third quarter of 1996 was approximately 2.0 cents above the first quarter average price. The Company has seen its fuel prices increase at a rate consistent with the national average.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-Q include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1996 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: inflation and fuel costs; substantial leverage; liquidity and capital resources; absence of combined operating history; dependence on certain customers; cyclicality and other economic factors; competition; availability of drivers; regulation; claims exposure; and dependence on key personnel. Each of these risk factors is discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and other filings the Company has made with the Securities and Exchange Commission and are incorporated herein by reference.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that could reasonably be expected to have a material adverse affect on the Company's consolidated financial position, operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The date of the annual meeting was August 7, 1996.

        (b) Messrs. Lawrence, Beauchamp, Evans, Greenwood, Langevin, May and Scales were elected to the Board of Directors.

        (c)  The following matters were voted on at the meeting:

             (1) The following persons were nominated and elected to serve as directors of AmeriTruck :

                               Number of     Number of     Number of     Broker
           Name               Shares in       Shares        Shares      Nonvotes
                                 Favor        Against      Abstained
           ----              -----------     ---------     ---------    --------
M. L. Lawrence                 2,662,481      None          None         None
R. A. Beauchamp                2,662,481      None          None         None
K. H. Evans, Jr.               2,662,481      None          None         None
W. E. Greenwood                2,662,481      None          None         None
M. J. Langevin                 2,662,481      None          None         None
J. M. May                      2,662,481      None          None         None
W. P. Scales                   2,662,481      None          None         None


             (2) Coopers & Lybrand, L.L.P. was selected as the Company's independent accountants for the year ending December 31, 1996.


                               Number of     Number of     Number of     Broker
                              Shares in       Shares        Shares      Nonvotes
                                 Favor        Against      Abstained
                              ----------     ---------     ---------    --------
                               2,662,481      None          None         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

            The following exhibits are filed as part of this report:


Exhibit Number       Description
--------------       -----------

  10.1               First Amendment to Loan Agreement, dated August
                     13, 1996, to be effective as of June 28, 1996,
                     between the Company and NationsBank of Texas, N.A.
 *10.2               Stock Purchase Agreement, dated as of August 23,
                     1996, between the Company and Ronald N. Damico
  10.3               Continuing and Unconditional Guaranty, dated as of
                     September 16, 1996, between KTL and NationsBank of
                     Texas, N.A.
  10.4               Security Agreement, dated as of September 16,
                     1996, between KTL and NationsBank of Texas, N.A.
  10.5               Guarantee of 12  1/4% Senior Subordinated Notes
                     Due 2005, Series B, dated as of September 19,
                     1996, by KTL
  12                 Computation of Ratio of Earnings to Fixed Charges
  27                 Financial Data Schedule

 * Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 1996.

        B.  Reports on Form 8-K

            On September 9, 1996, the Company filed a report on Form 8-K in connection with the acquisition of KTL. On November 5, 1996, the Company filed an amendment to this Form 8-K.

            Items 2, 3, and 5 of Part II were not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERITRUCK DISTRIBUTION CORP.



                              By:   /s/ MICHAEL L. LAWRENCE
                                    ------------------------------------------
                                    Michael L. Lawrence
                                    Chairman of the Board and
                                    Chief Executive Officer



                              By:   /s/ KENNETH H. EVANS, JR.
                                    ------------------------------------------
                                    Kenneth H. Evans, Jr.
                                    Treasurer and Chief Financial and
                                    Accounting Officer



Date: November 14, 1996

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit                                                                  Page
Number        Description                                               Number
-------       -----------                                               ------
10.1          First Amendment to Loan Agreement, dated
              August 13, 1996, to be effective as of
              June 28, 1996, between the Company and
              NationsBank of Texas, N.A.

10.3          Continuing and Unconditional Guaranty,
              dated as of September 16, 1996, between
              KTL and NationsBank of Texas, N.A.

10.4          Security Agreement, dated as of September
              16, 1996, between KTL and NationsBank of
              Texas, N.A.

10.5          Guarantee of 12  1/4% Senior Subordinated
              Notes Due 2005, Series B, dated as of
              September 19, 1996, by KTL

12            Computation of Ratio of Earnings to Fixed
              Charges

27            Financial Data Schedule