Form 10-K
period 1996-12-31
AMERITRUCK DISTRIBUTION CORP
filed 1997-03-31
CIK 1004153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934                                                (FEE REQUIRED)

       For the fiscal year ended December 31, 1996

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                                    (NO FEE REQUIRED)

       For the transition period from _______________ to ___________________

                        Commission file number 33-99716

                         AMERITRUCK DISTRIBUTION CORP.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      75-2619368
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   City Center Tower II, Suite 1101,
 301 Commerce Street, Fort Worth, Texas                 76102-5384
(Address of principal executive offices)                (Zip Code)

                                (817) 332-6020
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

                               TABLE OF CONTENTS

             ITEM                                                       PAGE
             ----                                                       ----

PART I.        1.  Business                                                3
               2.  Properties                                              8
               3.  Legal Proceedings                                       9
               4.  Submission of Matters to a Vote of Security Holders     9

PART II.       5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters                            10
               6.  Selected Financial Data                                10
               7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    12
               8.  Financial Statements and Supplementary Data            21
               9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    38

PART III.     10.  Directors and Executive Officers of the Registrant     38
              11.  Executive Compensation                                 40
              12.  Security Ownership of Certain Beneficial Owners and
                   Management                                             45
              13.  Certain Relationships and Related Transactions         46

PART IV.      14.  Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                            48

                                    PART I.

ITEM 1.  BUSINESS

OVERVIEW

      AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") is one of the largest specialized trucking companies in the United States. The Company's services include time-sensitive delivery (for example, mail, inventory for customers with just-in-time programs), special handling (for example, medical lab supplies, furniture), specific temperature control (for example, processed foods, laboratory supplies), dedicated fleets and logistics services. AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995 (the "Founding Companies"): W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), CMS Transportation Services, Inc. and certain related companies, Scales Transport Corporation and a related company ("Scales") and CBS Express, Inc. ("CBS").

     In April 1996, CMS Transportation Services, Inc. changed its corporate name to "AmeriTruck Refrigerated Transport, Inc." ("ART"), and the distribution functions previously conducted under the corporate name "CMS Transportation Services, Inc." were continued as a division of ART. In addition, in June 1996, the business operations of CBS, a general freight carrier (which then operated under the name "CBS Express, Inc."), were transferred to Scales. In December 1996, the distribution functions of the CMS Transportation division of ART were transferred to CBS and its name was changed to "CMS Transportation Services, Inc." ("CMS"). The CMS Transportation distribution business currently operated by CMS is sometimes referred to below as the "CMS distribution business" and the business operations previously operated under the name CBS Express, Inc. and transferred to Scales are sometimes referred to as the "CBS Express business."

     In February 1996, the Company, through CMS (which subsequently changed its corporate name to AmeriTruck Refrigerated Transport, Inc.), purchased certain assets of Freymiller Trucking Inc. ("the Freymiller Assets"), from the bankruptcy estate of Freymiller Trucking Inc., a refrigerated carrier. Additionally, in July 1996, AmeriTruck completed its purchase of KTL, Inc. ("KTL"), a carrier of refrigerated and non-refrigerated products operating primarily in Florida, New Jersey and Indiana.

     The Company's principal subsidiaries currently are W&L, TBI, Bangerter, CMS, Scales, ART and KTL (the "Operating Companies"). Unless the context requires otherwise, references in this Annual Report to "AmeriTruck" or the "Company" are to AmeriTruck Distribution Corp. and its consolidated subsidiaries after giving effect to the acquisitions and restructuring described above.


STRATEGY

     The Company's strategy is to earn superior returns on invested capital by being the leader in selected segments of specialized transportation and logistics. The carriers acquired by AmeriTruck provide custom services at higher than average pricing, which has historically enabled the small carriers to earn superior profits even though they have not achieved economies of scale. Because more than 70 percent of aggregate specialized freight revenue in the U.S. is still generated by thousands of small carriers, competitive pressure from deregulation and consolidation have only marginally effected the profits of AmeriTruck's small carriers. However, Ameritruck believes that customers will eventually be able to choose specialized carriers that offer the market both customized service and pricing that reflects the advantages of economies of scale.

     It is AmeriTruck's short-term objective to be the first company to provide this "best of both worlds" option in the temperature control, new furniture and medical supplies specialized trucking segments. The Company believes that future acquisitions are vital steps toward achieving this objective in temperature control. Through W&L and CMS, respectively, the Company believes that it is well positioned in the new furniture and medical supplies segment. The Company is actively pursuing acquisitions in the temperature controlled segment that would establish AmeriTruck as the leader in that segment. By managing the Company's operations on a decentralized basis, AmeriTruck intends to preserve the entrepreneurial drive and customer and driver relationships of the regional Operating Companies, while benefiting from the critical mass of a larger, national company.

Specialized Service in Defensible Market Groups

     By providing specialized services for customers with complex distribution requirements, the Company reduces its exposure to the intense price competition that is common in the general freight segment of the trucking industry. Moreover, because often the Company's operations are integrated with its customers' inventory and distribution systems, AmeriTruck's services often cannot be easily or quickly replaced. For example, the Company's dedicated services (i.e., dedicated, specialized equipment and employees) enable customers to rely on AmeriTruck and eliminate or reduce their in-house distribution operations and trucking fleets. In such cases, customers are often heavily dependent on the Company. The Company also provides just-in-time distribution services that enable customers to eliminate or minimize inventory. Timing errors can force production shutdowns or otherwise be extremely costly for customers with operations that depend on just-in-time deliveries, so service reliability is critical.

Decentralized Operations Management

     The Company manages its operations and marketing on a decentralized basis. Management believes this strategy enables AmeriTruck to maintain the high-quality service and close customer relationships that are more typical of smaller carriers. Management also believes this approach is critical to maintaining low driver turnover rates, which contribute to its ability to provide high-quality service and to minimize costs.

Administrative/Purchasing Savings and Freight Network Coordination

     The Company currently commands negotiating strength greater than the Operating Companies have recognized independently in such areas as equipment and parts, fuel, insurance and financing. Additionally, the Company is also beginning to benefit from cross-marketing and backhaul opportunities among the Operating Companies' respective geographic regions. The Company believes that freight network coordination will enable it to improve equipment utilization, decrease the frequency of brokered loads, and create a network that better allows the Company to consistently haul higher-rate loads with a lower percentage of empty miles and reduced downtime between loads.

Opportunistic Acquisitions

     The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into the specialized trucking segments. Through acquisitions, the Company can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The trucking industry is extremely fragmented, with over 40,000 carriers. The Company believes that most of these companies are undercapitalized, regional operators that lack both the balanced freight networks required to maintain high utilization and the regional density needed to fully satisfy customer equipment requirements. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets.


MARKET GROUPS

  The Company's market focus is in specialized freight services. W&L specializes in outbound services to furniture manufacturers located in the North Carolina and southern Virginia markets and to shippers of refrigerated products for backhaul to North Carolina. TBI operates as a specialized, regional truckload carrier for various shippers throughout the United States, primarily for the United States Postal Service and dedicated logistics services for packaged food processors. Bangerter operates as a specialized, regional truckload carrier serving the grocery store and processed food industries in the West. CMS provides dedicated transportation and logistics services to customers with highly individualized freight requirements, primarily refrigerated fleet services for customers in the hospital and medical laboratory industries.
Scales specializes in hauling insulation products and providing just-in-time services for the retail, container and packaging industries. ART has been operating with the Freymiller Assets to supplement the Company's existing temperature-controlled operations. KTL specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services.

     For each of the Operating Companies, the functions of marketing, customer service and fleet management are managed on a decentralized basis with overall network design and coordination provided by the Company.

Customer Service and Marketing

     The Operating Companies have approximately 140 employees that work in sales and marketing. At each of the Operating Companies, the President's primary responsibility is marketing and maintaining close relationships with major customers. In addition, each terminal manager functions as both a marketing executive and an operations executive.

     The customer service representatives spend most of their time on the phone with customers discussing equipment requirements in various regions. In addition, they coordinate with fleet managers to match available units and customer demand. In many instances, both the customer service representative and the driver have worked with the specific customer for several years, which creates a strong relationship between the Operating Company and the customer. The Operating Companies will also cross-market the services offered by the other Operating Companies, with the intent of creating substantial freight networking advantages and improving the Operating Companies operating efficiencies as a whole.

Fleet Management

     The primary purpose of fleet management is to promote a productive relationship between a carrier and its drivers and to optimize the service performance and productivity of its tractor and trailer fleet. Each of the Operating Company's fleet managers works with between 40 and 80 drivers and tractors and is responsible for overseeing and improving driver turnover, driver productivity, tractor utilization, safety, fuel efficiency, service reliability and performance and compliance with tractor preventive maintenance requirements. The Company believes that the relatively small size and personalized management philosophy at each of the Operating Companies significantly improves the fleet managers' ability to communicate with and motivate drivers.

     The fleet manager's primary role is to communicate with drivers on the road concerning work assignments, customer needs and driver needs. Fleet managers also review performance reports for the fleet as a whole and each driver and tractor within the fleet, reward good drivers, counsel underperforming drivers and terminate chronically underperforming drivers.

     The fleet managers for each of the Operating Companies provide assistance to drivers from other Operating Companies operating in their geographic region. For example, a TBI driver operating in North Carolina will be able to get help from W&L. The Company believes that this will improve overall operating efficiencies and driver morale. In addition, through its management information systems the Company intends to monitor the relative performance of each fleet manager, with respect to both his or her own drivers and with respect to drivers from other Operating Companies.

Mobile Communications

     In October 1996, AmeriTruck entered into an agreement with HighwayMaster to purchase 2,000 mobile communication units, 800 of which will be installed by May, 1997. HighwayMaster's mobile units have voice technology. Drivers can make calls directly from their truck without having to stop the truck, which saves costs. Besides voice, the intelligence in the HighwayMaster mobile unit coupled with the intelligent network complex will allow the Company to provide better service to its customers and better manage its fleet. The Company will be able to download routes and dispatches into the mobile unit and the mobile unit will automatically tell the Company when the truck is late or out of route. This technology will allow the Company to cut communications expense, stop needless messaging that the computer has to process and will let the Company deal with important loads so it can prevent service failures.


CUSTOMERS

     For the year ended December 31, 1996, the Company's largest customers were Smith's Food & Drug, Curtin Matheson Scientific, now a part of Fisher Scientific, and the U.S. Postal Service, which accounted for approximately 7 percent, 6 percent and 5 percent of its combined revenues, respectively. No other customers accounted for more than 3 percent of the Company's combined revenues for 1996.

SEASONALITY

     The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations are generally lower in the winter months due to reduced shipments and higher operating costs.


RISK MANAGEMENT AND INSURANCE

     The primary risk areas in the Company's businesses are bodily injury and property damage, workers' compensation and cargo loss and damage. The Operating Companies currently maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. The Company maintains liability insurance for bodily injury and property damage of at least $25 million per incident, with a deductible for bodily injury and property damage of $300,000 per incident. The current deductible for workers' compensation in states where most of the Company's drivers are domiciled ranges from $250,000 to $350,000 per claim. The Company is self-insured as to damage or loss to the property and equipment they own or lease. In addition, the Company maintains cargo loss and damage insurance of between $100,000 and $1 million per incident with a deductible ranging from $5,000 to $15,000 per incident.


PERSONNEL AND SAFETY

     At December 31, 1996 the Company had approximately 2,200 employees of whom 1,366 were drivers. In addition, the Company contracted with 573 owner operators. As with most trucking operations, the Company experiences turnover of its company-employed drivers and contract operators and, as a result, is continuously seeking qualified individuals to handle the transportation of shipments. Safety and dependability of all drivers are of great importance to the Company's operations. Driver applicants are required to have a combination of training and experience, and to pass a drug test. The Company's employees are not represented by unions.

     For the year ended December 31, 1996 the Operating Companies combined reported 0.5 accidents per million miles. An accident, as defined by the U.S. Department of Transportation ("DOT"), involves death, personal injury with treatment sought immediately, away from the accident, or a disabled vehicle requiring towing. The industry average, as reported by the American Trucking Association, for DOT reportable accidents in 1994 (the most recent year for which such information is publicly available) was 0.9 accidents per million miles. In addition to following DOT regulations requiring random drug testing and post-accident drug testing, the Operating Companies rigorously enforce their accident and incident reporting and follow-up standards.

     The Company employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, the Company employs specialists to perform compliance checks and conduct safety tests throughout its operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations, and to reduce accidents and cargo claims. These programs include an incentive pay program for accident and claim-free driving, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.


FUEL AVAILABILITY AND COST

     Over half of the Company's fuel purchases occur at commercial fuel stations with the remainder being obtained at Company facilities where fuel is stored in bulk. The Company expects that the volumes of fuel purchased by the Operating Companies, in the aggregate, will create substantially more negotiating leverage with fuel vendors than the Operating Companies had individually prior to their acquisition by AmeriTruck. Furthermore, the Company expects that fuel efficiency will improve as older equipment is replaced with tractors with more sophisticated engines. The Company believes that a significant portion of the increase in fuel cost or fuel taxes generally may be recoverable from its customers in the form of higher rates, although a time lag usually occurs in passing these costs along.

COMPETITION

     The Company competes with many other truckload and less-than-truckload carriers of various sizes, including divisions or subsidiaries of larger companies, and to a lesser extent railroads, on the basis of price, service and the ability to supply capacity to customers in a timely manner. The competition has created downward pressure on the trucking industry's pricing structure. Several trucking companies with which AmeriTruck competes have greater financial resources and more revenue equipment than does the Company.


REGULATION

     Interstate and intrastate motor carriage has been substantially deregulated as a result of the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, and the ICC Termination Act of 1995. Carriers can now readily enter the trucking industry and rates and services are largely free from regulatory controls. However, interstate for-hire carriers do remain subject to certain regulatory controls imposed by the DOT. The trucking industry remains subject to regulation by the states with respect to certain safety and insurance requirements.


ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. In order to comply with such regulations and to be consistent with the Company's environmental policy, normal operating procedures include practices to protect the environment. Amounts expended related to such practices are contained in the normal day-to-day costs of the Operating Companies' business operations.

     The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of sites owned or operated by the Company and its subsidiaries, sites formerly owned or operated by the Company and its subsidiaries (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company's operations are also subject to laws and regulations governing air emissions, including the 1990 amendments to the Clean Air Act. The Company expects that it, together with the rest of the trucking industry, will in the future become subject to stricter air emission standards, including requirements that manufacturers produce cleaner-running tractors and that fleet operators perform more rigorous inspection and maintenance procedures.

ITEM 2. PROPERTIES

FACILITIES

     The Company's facilities consist principally of terminals and shops. Some of these are full service terminals, which typically include administrative facilities and customer service personnel and complete facilities to perform both routine and heavy maintenance and to service all equipment based there. Certain terminals have facilities in which freight is consolidated. Other terminals are limited service terminals, which may include some customer service personnel but do not have complete maintenance facilities. The Company also has a number of drop yards, which are used primarily for the short-term storage of trailers. The Company maintains its principal executive and administrative offices in Fort Worth, Texas.

     Set forth below is certain information relating to the terminals and office facilities of the Operating Companies at December 31, 1996:

                                                                                        Administrative
Operating Company    Location          Owned/Leased     Acreage  Terminal  Maintenance      Offices      Trailer Yard
-----------------    --------          ------------     -------  --------  -----------  --------------   ------------
W&L                  Conover, NC            Leased          55       X          X              X               X
                     Thomasville, NC        Owned          3.1       X                                         X

TBI                  Kansas City, KS        Owned            4       X          X                              X
                     Grand Island, NE       Owned          4.3       X          X                              X
                     Fargo, ND              Owned          4.5       X          X                              X
                     Sioux Falls, SD        Owned            4       X          X              X               X

Bangerter            Phoenix, AZ            Owned          9.5       X          X                              X
                     Fontana, CA            Leased         2.8                                                 X
                     Layton, UT             Owned          6.4       X          X              X               X

CMS                  Yorba Linda, CA          *           *          X
                     Denver, CO               *           *          X
                     Homestead, FL          Leased           1       X                                         X
                     Homestead, FL            *           *          X                                         X
                     Jacksonville, FL         *           *          X                                         X
                     Orlando, FL              *           *          X
                     Atlanta, GA            Leased           1                                 X
                     Kennesaw, GA             *           *          X
                     Ft. Wentworth, GA        *           *          X
                     Peachtree City, GA     Leased           1       X
                     Chicago, IL              *           *          X
                     Evansville, In           *           *          X                                         X
                     Florence, KY             *           *          X
                     Jefferson, LA            *           *          X
                     New Orleans, LA          *           *          X                                         X
                     Agawam, MA               *           *          X
                     Wilmington, MA           *           *          X
                     Jessup, MD               *           *          X
                     Plymouth, MI             *           *          X                                         X
                     Morris Plains, NJ        *           *          X
                     Eden, NY               Leased           1       X
                     Delco, NC              Leased           1       X
                     Broadview Hts., OH       *           *          X
                     Delaware, OH             *           *          X                                         X
                     Charleston, SC         Leased           1       X
                     Charleston, SC           *           *          X                                         X
                     Houston, TX              *           *          X

Scales               Mobile, AL             Leased           4       X                                         X
                     Tampa, FL              Leased         2.5       X          X                              X
                     Athens, GA             Leased           3       X                                         X
                     Gainesville, GA        Leased           5       X          X                              X
                     Homer, GA              Leased           2                  X              X
                     Tifton, GA             Leased           5       X          X                              X
                     Valdosta, GA           Leased           3       X          X                              X
                     Winston-Salem, NC      Leased           4       X                                         X

ART                  Liberal, KS            Leased           1       X
                     Oklahoma City, OK      Owned            1                                 X
                     Oklahoma City, OK      Leased           6       X          X                              X

KTL                  Largo, FL              Leased          10       X          X              X               X
                     Highland, IN           Leased           2       X                                         X
                     Cherry Hill, NJ        Leased           5       X                                         X

*  Facility located on customer's property

REVENUE EQUIPMENT AND MAINTENANCE

     The Company's equipment fleet at December 31, 1996 was comprised of the following:

     Line-haul tractors:
       Tractors........................................  1,797
       Straight-line trucks............................     30
     Local tractors....................................    112
                                                         -----
       Total tractors..................................  1,939
                                                         =====
     Trailers:
       Temperature-controlled..........................  1,791
       Dry van and other...............................  1,552
                                                         -----
         Total trailers................................  3,343
                                                         =====


     During 1997, the Company intends to replace approximately 300 existing tractors with new tractors. As the Company replaces older equipment and trades tractors and trailers out of the fleet before they could become severe maintenance problems, the Company believes that downtime as well as operating and maintenance expenses should be reduced. The Company also believes that it can purchase tires and parts on more favorable terms, thereby reducing maintenance costs. Late model trucks and components in general are more reliable and have better warranties. In addition, the Company believes that it can negotiate better warranty terms because of the negotiating strength of the combined Operating Companies. Finally, the Company intends to purchase more tractors with standard specifications for components such as engines, axles and brakes, thereby reducing the complexity of maintenance parts inventory.

     The Operating Companies have comprehensive preventive maintenance programs for their tractors and trailers to minimize equipment downtime and prolong equipment life. These programs include regular safety checks when a tractor returns to the terminal, regular preventive maintenance including oil and filter changes, lubrication, cooling system and tire checks every 15,000 to 20,000 miles, and more extensive maintenance procedures at 120,000 miles.

     Repairs and maintenance are performed regularly at the Company's 8 full-service maintenance facilities and at outside shops. The Company has approximately 150 maintenance personnel. Less than one-third of the Company's maintenance costs were incurred at outside shops during the year ended December 31, 1996. The Company has begun to share certain maintenance facilities and personnel among the Operating Companies. Combined with the advantages of a newer fleet, the Company expects this will result in a decrease in the percentage of maintenance costs incurred at outside shops.


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is not publicly traded.

     In connection with the acquisition of KTL, Inc. in the third quarter of 1996, as part of the purchase price the Company issued to Ronald N. Damico 225,000 restricted shares of the Company's Class A Common Stock, valued at $900,000. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for W&L and TBI on a combined basis as the "Predecessor Company" for the entire 1996 and prior periods. The results for Bangerter are included since August 1, 1995, the results for the CMS distribution business and Scales (including the CBS Express business) are included since November 1, 1995, and the results for ART, as it relates to the Freymiller Assets, and KTL are included since February 5, 1996 and July 1, 1996, respectively.

     The following data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 - "Financial Statements and Supplementary Data."

                                                              YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------
                                               1996*       1995*       1994*        1993        1992
                                             ----------  ----------  ----------  ----------  ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT CERTAIN OPERATING DATA)
INCOME STATEMENT DATA:
Revenues(1).................................. $224,257    $102,846     $80,087     $72,783     $69,516
Operating expenses
   Salaries,  wages, and fringe benefits.....   71,996      32,463      23,639      21,590      20,414
   Purchased transportation cost.............   57,413      26,564      23,504      21,236      23,330
   Depreciation and amortization(2)..........   15,341       7,882       6,471       5,816       4,501
   Claims and insurance......................    8,806       4,471       3,169       3,000       3,115
   Subsidiary closing(1).....................       --          --          --          --       2,024
   Other operating expenses..................   55,882      21,181      14,656      14,168      14,383
                                              --------    --------     -------     -------     -------
      Total operating expenses...............  209,438      92,561      71,439      65,810      67,767
Operating income(1)(2).......................   14,819      10,285       8,648       6,973       1,749
Interest expense, net of interest income.....  (16,242)     (4,634)     (3,233)     (3,486)     (3,075)
Other, net...................................     (469)         26          16          64          44
                                              --------    --------     -------     -------     -------
Income (loss) before income taxes
 and extraordinary items.....................   (1,892)      5,677       5,431       3,551      (1,282)
Income tax expense...........................      340       2,496       2,317       1,249         108
                                              --------    --------     -------     -------     -------
Income (loss) before extraordinary items.....   (2,232)      3,181       3,114       2,302      (1,390)
Extraordinary items(3).......................     (230)        (23)         --          --          --
                                              --------    --------     -------     -------     -------
Net income (loss)(1)......................... $ (2,462)   $  3,158     $ 3,114     $ 2,302     $(1,390)
                                              ========    ========     =======     =======     =======

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.................... $    734    $ 15,286     $ 1,617     $ 1,629     $ 1,619
Total assets.................................  192,648     140,535      54,245      52,974      47,638
Long-term debt (including current portion)...  169,326     118,335      29,449      33,936      31,320
Redeemable preferred stock(4)................       --          --       2,000      11,322      11,056
Total stockholders' equity (deficiency)(4)...   (3,824)     (1,817)     10,488      (2,409)     (3,690)

* Comparisons between periods are affected by acquisitions - see Note 2 of the Financial Statements.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                          ----------  ----------  ----------  ----------  ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT CERTAIN OPERATING DATA)
CERTAIN OTHER DATA:
EBITDA (1)(5)...........................   $ 30,160     $18,167     $15,136     $12,853     $ 6,294
EBITDAR(6)..............................     35,135      19,885      16,063      13,772       8,773
Depreciation and amortization(2)........     15,341       7,882       6,471       5,816       4,501
Rents...................................      4,975       1,718         927         919       2,479
Capital expenditures, net of cash
 proceeds from dispositions.............     10,893      11,879       1,619         194         (55)
Interest expense, net...................     16,242       4,634       3,233       3,486       3,075
Ratio of EBITDA to interest expense(5)..      1.86x       3.92x       4.68x       3.69x       2.05x
Ratio of earnings to fixed charges(7)...         --       1.99x       2.04x       1.67x          --

CERTAIN OPERATING DATA:
Operating ratio(8)......................       93.4%       90.0%       89.2%       90.4%       92.5%
Total miles (in thousands)(9)...........    188,782      81,683      66,028      60,915      55,961
Revenue per total mile(10)..............   $  1.180     $ 1.249     $ 1.213     $ 1.195     $ 1.186
Daily revenue per tractor(11)...........   $    542     $   518     $   567     $   547     $   493
At period end, number of
  Line haul tractors(12)................      1,827       1,126         556         520         528
  Trailers..............................      3,343       2,344       1,084         979         901
Employees and owner operators
    Drivers(13).........................      1,366         938         349         337         314
    Non-drivers.........................        838         584         287         249         231
    Owner operators.....................        573         374         252         236         251

(dollars in thousands)

(1) During May 1992, CAS Transportation, Inc. ("CAS"), a subsidiary of W&L, ceased operations. The closing of CAS cost W&L $924. These costs included salaries and fringe benefits, operating and general supplies, operating taxes, insurance and claims, property and equipment rents and other miscellaneous expenses. In conjunction with the closing of CAS, W&L also incurred a loss of $1,100 due to certain fixed asset transactions. Excluding the CAS operations, the Company had revenues, operating income, net income (loss) and EBITDA of $66,407, $5,015, $1,833 and $9,492 in 1992.
(2) During 1994, W&L changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of decreasing depreciation and increasing operating income for the year ended December 31, 1994 by $155. During 1995, TBI changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of decreasing depreciation and increasing operating income for the year ended December 31, 1995 by $360.
(3) The extraordinary items in 1996 and 1995 consists of an extraordinary loss on early retirement of debt, net of taxes.
(4) During 1994, all shares of W&L's outstanding redeemable preferred stock were converted into shares of W&L's common stock. During 1995, all remaining shares of TBI's outstanding redeemable preferred stock were redeemed for approximately $2 million.
(5) EBITDA represents earnings (loss) before interest expense, net, income taxes, depreciation and amortization. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered as a substitute for net income as an indicator of the Company's operating performance or for cash flow as a measure of liquidity. For purposes of calculating the ratio of EBITDA to interest, interest represents total interest expense, net of interest income.
(6) EBITDAR represents earnings before interest expense, net, income taxes, depreciation, amortization and rents.
(7) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, amortization of deferred financing costs and that portion of rental expense (one-third) that the Company believes to be representative of interest. The Company's earnings were insufficient to cover fixed charges by $1,892 and $1,282 for the years ended December 31, 1996 and 1992 respectively.
(8) Operating ratio represents the Company's combined operating expenses, less those of CAS (see footnote (1) above), divided by the Company's combined revenues less CAS revenues.
(9)  Excludes CAS miles (see footnote (1) above).
(10) Freight revenues (excluding CAS revenues), which excludes brokerage and other revenues, divided by total miles (excluding CAS miles).
(11) Daily revenue per tractor represents freight revenue divided by number of working days and further divided by number of line haul tractors at period end. Calculating daily revenue per tractor based on the average number of line haul tractors during each monthly period would produce more accurate daily revenue per tractor information. However, this information was not available for all Operating Companies. CAS revenues and line haul tractors have been excluded (See footnote (1) above). In June 1995 W&L purchased 35 line haul tractors that were not fully placed in service until the middle of the third quarter; therefore, for comparability purposes these tractors were included in the daily revenue per tractor calculations on a pro rata basis by number of days outstanding in 1995. Results for Bangerter, the CMS distribution business, Scales (including the CBS Express business), ART, as it relates to the Freymiller Assets, and KTL were also included on a pro rata basis by number of days outstanding in 1995 and 1996, respectively.
(12) The number of line haul tractors includes owned, leased and independent contractor units.
(13) Represents line haul drivers only. Local drivers of 138, 69, 55, 53, and 58 have been excluded from this count for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, which is consistent with the presentation of line haul tractors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results for the year ended December 31, 1995 for the Company include W&L and TBI results on a combined basis as the "Predecessor Company" for the entire 1995 period. The results for Bangerter since August 1, 1995 and the results for the CMS distribution business and Scales (including the CBS Express business) are included since November 1, 1995. Results for the year ended December 31, 1996 include the results of W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) for the entire 1996 period and of ART, as it relates to the Freymiller Assets, and KTL since February 5, 1996 and July 1, 1996, respectively. Bangerter, CMS, Scales, ART and KTL are collectively referred to below as the "Acquired Companies."

     The following analysis should be read in conjunction with the consolidated financial statements included in Item 8 - "Financial Statements and Supplementary Data."


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

Net Income

     For the year ended December 31,1996, the Company had a net loss of $2.5 million compared with net income of $3.2 million for 1995. The additional operating income from the Acquired Companies in 1996 was offset by additional interest costs. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt of $230,000, net of taxes of $154,000. These early retirements related to the use of a portion of the proceeds from the Company's offering in 1995 of its 12 1/4 % Senior Subordinated Notes due 2005 (the "Subordinated Notes").

     During the year ended December 31, 1996, operating profit margins were negatively impacted by escalating fuel costs, the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporate staff. The Company has implemented a fuel surcharge to its customers to help combat this surge in fuel costs. The merger of CBS into Scales caused the Company to lose some qualified drivers which in turn resulted in decreased equipment utilization. In addition, one subsidiary lost drivers as a result of eliminating driver expense allowances and changing their pay structure. The Company has intensified its efforts in the driver recruitment and training areas and has begun to correct this problem.

Revenues

     In 1996, the Company had revenues of $224.3 million compared with $102.8 million in 1995, an improvement of 118 percent. This increase reflects $116.6 million of additional revenues from the Acquired Companies when compared with 1995. The Predecessor Company had increased revenues of $4.9 million primarily attributable to increased volume during 1996.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.


                                                                      VARIANCE
                                                                      INCREASE
                                                       1996   1995   (DECREASE)
                                                       ----   ----   ----------

 Salaries, wages and fringe benefits                   32.1%  31.6%      0.5%
 Purchased transportation                              25.6   25.8      (0.2)
 Operating supplies and expenses                       18.3   14.4       3.9
 Depreciation and amortization of capital leases        6.3    7.2      (0.9)
 Claims and insurance                                   3.9    4.3      (0.4)
 Operating taxes and licenses                           2.2    3.0      (0.8)
 General supplies and expenses                          5.0    3.6       1.4
 Amortization of intangibles                            0.5    0.5         -
 Gain on disposal of property and equipment            (0.5)  (0.4)     (0.1)
                                                       ----   ----      ----
      Operating Ratio                                  93.4%  90.0%      3.4%
                                                       ====   ====      ====

     Salaries, wages and fringe benefits for the year ended December 31, 1996 increased $39.5 million, or 122 percent, due to the addition of $37.9 million in salaries, wages and fringe benefits attributable to the Acquired Companies when compared with 1995. In addition, the increase is attributable to corporate salaries, some of which should generate future cost savings for the Company as a whole due to more competitive prices obtained in such areas as equipment and parts, fuel, insurance and financing. The slight increase in salaries, wages and fringe benefits as a percentage of revenue is attributable primarily to the Acquired Companies, because only 19 percent of their average combined driver base consisted of owner operators as of December 31, 1996, whose costs are reflected in purchased transportation. In contrast, 43 percent of the Predecessor Company's driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during 1996 and pay increases.

     Purchased transportation costs were up $30.8 million in 1996, but decreased slightly on a percentage of revenue basis. The Acquired Companies added $28.4 million to these costs compared with 1995, but their driver base, which consists of just 19 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases by the Acquired Companies which resulted in increased equipment rents. The Predecessor Company showed an increase of $2.4 million in purchased transportation costs in 1996 due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses for the Company were $26.2 million higher for the year ended December 31, 1996. Of this increase, $24.0 million is attributable to the Acquired Companies when compared with 1995. The Predecessor Company also added $2.2 million to this increase primarily due to increased fuel costs. The 3.9 percentage point increase in operating supplies as a percent of revenue is mainly attributable to the Acquired Companies, whose driver base consists of an average of 81 percent of Company drivers as of December 31, 1996, contributing to higher fuel and maintenance costs for Company owned equipment. The Company's fuel costs would have been lower by approximately $1.8 million had the average fuel price for the second, third and fourth quarters of 1996 remained consistent with the first quarter of 1996. A portion of this increase was recovered in revenue as fuel surcharges to customers.

     Depreciation and amortization of capital leases were up $6.8 million, but decreased as a percentage of revenue in 1996 due to the acquisition of used assets from Freymiller as well as a higher percentage of the Acquired Companies' equipment being held under operating leases. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the year ended December 31, 1995, by approximately $360,000.

     Claims and insurance expenses were up $4.3 million for 1996 compared with 1995, which is due primarily to costs attributable to the Acquired Companies. However, these costs decreased on a percentage of revenue basis.

     General supplies and expenses increased by $7.5 million for 1996 compared with 1995. The general supplies and expenses of the Acquired Companies accounted for the majority of this increase as the Predecessor Company had only a slight increase in this category. The largest components of these expenses of the Acquired Companies were communications and utilities, building and office equipment rents, agent commissions and office expenses.

     Interest expense increased $11.7 million for the year ended December 31, 1996 over 1995. Interest on the Subordinated Notes, which were issued in November 1995 in conjunction with the 1995 acquisitions, and the NationsBank and the Volvo credit facilities, which were used to fund the acquisition of the Freymiller Assets and KTL, were the primary factors for this change. See discussion of the NationsBank and Volvo credit facilities in the Liquidity and Capital Resources section.

     The change in the effective tax rate for the year ended December 31, 1996 compared with 1995 is primarily due to the driver's expense allowances paid by ART and KTL, a portion of which are nondeductible expenses.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

Net Income

     For the year ended December 31, 1995, the Company had net income of $3.2 million compared with net income of $3.1 million for 1994. The additional revenue and operating income in 1995 from the Acquired Companies was substantially offset by additional interest costs incurred on the Subordinated Notes.


Revenues

     In 1995, the Company had revenues of $102.8 million compared with $80.1 million in 1994, an improvement of 28.4 percent. This increase reflects $17.5 million of revenues from the Acquired Companies. The Predecessor Company had increases of 11.1 percent in total miles and 4.6 percent in revenues per total mile. Expanded freight opportunities at W&L added $5.5 million to revenues, primarily a result of the purchase of Dietz Motor Lines, Inc. in May 1995.


Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1995 to 1994.

                                                                       VARIANCE
                                                                       INCREASE
                                                        1995   1994   (DECREASE)
                                                        ----   ----   ----------
  Salaries, wages and fringe benefits                   31.6%  29.5%      2.1%
  Purchased transportation                              25.8   29.4      (3.6)
  Operating supplies and expenses                       14.4   12.5       1.9
  Depreciation and amortization of capital leases        7.2    7.3      (0.1)
  Claims and insurance                                   4.3    4.0       0.3
  Operating taxes and licenses                           3.0    3.0         -
  General supplies and expenses                          3.6    3.1       0.5
  Amortization of intangibles                            0.5    0.8      (0.3)
  Gain on disposal of property and equipment            (0.4)  (0.4)        -
                                                        ----   ----      ----
     Operating Ratio                                    90.0%  89.2%      0.8%
                                                        ====   ====      ====


     Salaries, wages and fringe benefits for the year ended December 31, 1995 increased $8.8 million or 37.3 percent compared with 1994 due to the addition of $6.7 million in salaries, wages and fringe benefits attributable to the Acquired Companies. The 2.1 percentage point increase in salaries, wages and fringe benefits as a percentage of revenues is attributable primarily to the Acquired Companies because only 11 percent of their average combined driver base consisted of owner operators, whose costs are reflected in purchased transportation. In contrast, at December 31, 1995, 43 percent of the Predecessor Company driver base consisted of owner operators. Of the remaining difference, $1.9 million in additional salaries and wages were incurred by W&L. This was attributable to an increase in drivers for 1995 due to expanded freight opportunities.

     Purchased transportation costs were up $3.1 million, but decreased on a percentage of revenue basis by 3.6 percentage points. The Acquired Companies added $2.1 million to these costs, but their driver base, which consists of just 11 percent owner operators, helped to lower purchased transportation costs on a percentage of revenue basis. W&L showed an increase of $1.3 million in purchased transportation costs due to expanded freight opportunities and its continued use of owner operator drivers. TBI partially offset these increases with a small decline in its purchased transportation costs.

     Operating supplies and expenses for the Company were $4.7 million higher for the year ended December 31, 1995 over 1994. Of this increase, $3.9 million is attributable to the Acquired Companies. TBI also added $610,000 to this increase due to increased maintenance and fuel costs. The 1.9 percentage point increase as a percentage of revenues is mainly attributable to the Acquired Companies, whose driver base consists of 89 percent of Company employees which contributes to more Company owned equipment and higher maintenance and fuel costs.

     Interest expense increased $1.6 million for the year ended December 31, 1995 over the same period in 1994. Interest on the Subordinated Notes issued in November 1995 is the primary factor for this change.


CONTINGENCIES

     The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of sites owned or operated by the Company and its subsidiaries, sites formerly owned or operated by the Company and its subsidiaries (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company and its subsidiaries are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse effect on the Company's consolidated financial position, operations or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the year ended December 31, 1996 was $519,000 compared with net cash provided by operating activities of $12.1 million in 1995 and $12.4 million in 1994. The decrease of $12.6 million was primarily attributable to a $11.3 million increase in accounts and notes receivable during 1996, of which $7.0 million resulted from the purchase of the Freymiller Assets, and a decrease in net income of $5.6 million. These decreases were partially offset by an increase in depreciation and amortization of capital leases of $6.8 million. The increase in depreciation and amortization of capital leases of $1.6 million in 1995 when compared with 1994 was offset by a decrease in other, net operating activities which resulted from the release of $1.6 million of restricted cash in 1994 held as collateral for a long-term debt agreement at TBI.

NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has provided a $30 million credit facility to the
Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has provided a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent
to 2.0 percent based on the Senior Funded Debt Ratio of the Company.   The
Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $23.5 million at December 31, 1996 and were primarily used for the purchase of the Freymiller Assets and the KTL acquisition. Available borrowings were $2.4 million at December 31, 1996 as there were $4.1 million in letters of credit outstanding.

     The Company's obligations under the NationsBank Credit Facility are collateralized by substantially all personal property of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, such borrowings under the NationsBank Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The NationsBank Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Senior Funded Debt Ratio and Fixed Charge Coverage Ratio. At December 31, 1996, the Company was not in compliance with the Senior Funded Debt Ratio covenant or the Fixed Charge Coverage Ratio covenant.

     The Company has received a waiver of such noncompliance from NationsBank expiring on April 30, 1997 (the "NationsBank Waiver"). During this period the Company has agreed that it may not make additional borrowings at Eurodollar rates.

     The Company has received a financing commitment (the "Financing Commitment") pursuant to which the lender (the "New Lender") has committed, subject to the terms and conditions of the Financing Commitment, to provide a $30 million credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility could be used to refinance in full indebtedness under the NationsBank Credit Facility, to provide working capital and for letters of credit and general corporate purposes. Pursuant to the New Credit Facility, the New Lender would provide a $30 million revolving credit facility. Borrowings under the New Credit Facility would be secured by substantially all unencumbered personal property of the Company and its subsidiaries, and, for purposes of the Indenture, would constitute Senior Indebtedness of the Company and would constitute Guarantor Senior Indebtedness of the Operating Companies.

     Under the terms of the Financing Commitment, the New Credit Facility would contain a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain specified debt coverage ratios. The New Credit Facility is subject to satisfaction of the terms and conditions set forth in the Financing Commitment. See "Forward Looking Statements and Risk Factors--Substantial Leverage, Liquidity, Capital Resources and New Credit Facility."

Volvo Credit Facilities

     In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of December 31, 1996, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

     The Equipment Financing Facility is being provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation between March 1, 1996 and June 30, 1997. The borrowings or leases under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate.

     At December 31, 1996, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $4.2 million at December 31, 1996; however, available financing under this facility is less than $7 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The Operating Companies began taking delivery of the Volvo trucks in early May 1996, with total deliveries for 1996 of 259 trucks. Another 75 trucks which were scheduled for delivery by the end of 1996, were not delivered until January and February 1997. The remaining Volvo trucks are also scheduled for delivery during 1997.

Subordinated Notes

     In November 1995, AmeriTruck completed a private placement of $100 million of 12 1/4% Senior Subordinated Notes due 2005 (the "Series A Notes"). The Series A Notes were exchanged for publicly registered 12 1/4% Senior Subordinated Notes due 2005, Series B (the "Subordinated Notes") in February 1996. The Subordinated Notes mature on November 15, 2005, and are unsecured subordinated obligations of the Company. These notes bear interest at the rate of 12.25 percent per annum from November 15, 1995, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1996. The Subordinated Notes are subject to optional redemption on the terms set forth in the Indenture. As of December 31, 1996, the Company had applied the net proceeds of the Series A Notes primarily to finance the 1995 acquisitions and prepay debt and capitalized leases.

Capital Expenditures and Resources

     The Company had capital expenditures, net of cash proceeds from dispositions, of $10.9 million in 1996, $11.9 million in 1995 and $1.6 million in 1994, excluding the 1995 and 1996 acquisitions and the purchase of the Freymiller Assets. These amounts also do not include capital expenditures financed through capital leases and other debt which amounted to approximately $13.1 million in 1996 and 1995 and $7.7 million in 1994. The decrease in capital expenditures compared with 1995 was due to a $5.5 million increase in proceeds from sale of property and equipment as well as financing the majority of the new Volvo trucks acquired during 1996 through operating leases. Capital expenditures for 1996, including equipment financed through operating leases, were primarily for the purchase of approximately 280 new tractors and 465 new trailers in order to maintain an average fleet age of approximately 2 years for tractors and 4 years for trailers. Approximately 90 percent of these new tractors and trailers replaced older equipment. Capital expenditures for 1995 increased when compared with 1994 primarily due to approximately $6 million at the Acquired Companies to purchase equipment previously held under operating leases as well as approximately $6 million for the modernization of W&L's fleet to reduce the average age of owned equipment.

     During 1997, the Company plans to purchase approximately 450 new trucks, including the remaining Volvo trucks. Approximately 300 of these new tractors will replace existing tractors. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

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

     KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. At the time of purchase, KTL operated approximately 140 tractors and 300 trailers and employed approximately 300 persons, of whom 240 were drivers and many of whom operated as two-driver teams.

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

     In February 1996, the Company, through CMS Transportation Services, Inc., purchased certain assets of Freymiller Trucking Inc. ("Freymiller") in order to supplement its existing temperature-controlled trucking business. Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors to purchase approximately 185 tractors and 309 trailers previously operated by Freymiller for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

     In connection with these transactions, the Company purchased real property in Oklahoma City, Oklahoma from Freymiller's Chairman of the Board, President and Chief Executive Officer for approximately $1.5 million in cash.

     In April 1996, CMS Transportation Services, Inc. changed its corporate name to "AmeriTruck Refrigerated Transport, Inc." ("ART"), and the distribution functions previously conducted under the corporate name "CMS Transportation Services, Inc." were continued as a division of ART. In addition, in June 1996, the business operations of CBS, a general freight carrier (which then operated under the name "CBS Express, Inc."), were transferred to Scales. In December 1996, the distribution functions of the CMS Transportation division of ART were transferred to CBS and its name was changed to "CMS Transportation Services, Inc." ("CMS").

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


Opportunistic Acquisitions

     The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into other specialized trucking segments. Through acquisitions, the Company believes it can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets. AmeriTruck has entered into a revolving credit facility with Volvo Truck Finance North America, Inc. and has received the Financing Commitment for the New Credit Facility. See "NationsBank Credit Facility". The Volvo facility and, if obtained, the New Credit Facility, will give AmeriTruck the ability to pursue acquisitions that the Company could not otherwise fund through cash provided by operations. However, the proposed size and terms of the New Credit Facility could impair the ability of the Company to complete the proposed Tran-Star, Inc. ("Tran-Star"), acquisition discussed below and future acquisitions, and the Company is actively seeking to increase the size of the New Credit Facility or obtain a larger revolving credit facility from another financing source. In addition to revolving credit facilities, the Company may finance its acquisitions through equity issuances, seller financing and other debt financings.

     The Company has signed a Letter of Intent to acquire the capital stock of Tran-Star, which is owned by Allways Services, Inc. Tran-Star is a carrier of refrigerated and non-refrigerated products. If this acquisition is completed, the Company intends to coordinate Tran-Star's activities with those of the other Operating Companies. Tran-Star, headquartered in Waupaca, Wisconsin, operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals at Etters and Scranton, Pennsylvania.

     This acquisition is subject to a number of conditions, including the availability of financing and the completion of definitive documentation, and no assurances can be made that the Company will complete the proposed acquisition.

     The Company is a holding company with no operations of its own. The Company's ability to make required interest payments on the Subordinated Notes depends on its ability to receive funds from the Operating Companies. The Company, at its discretion, controls the receipt of dividends or other payments from the Operating Companies.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-K include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing plans, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1997 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: inflation and fuel costs; substantial leverage and liquidity and capital resources; limited combined operating history; cyclicality and other economic factors; future acquisitions; competition; availability of drivers; regulation; claims exposure; and dependence on key personnel. Each of these risk factors is discussed in more detail immediately hereafter.


INFLATION AND FUEL COSTS

     Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995 - Expenses."

     The industry as a whole has seen dramatic increases in fuel prices. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel peaked during the month of October at 18.1 cents above the December 31, 1995 price. According to the survey, the average price of diesel fuel for the fourth quarter of 1996 was approximately
15.4 cents above the first quarter average price. The Company has seen its fuel prices increase at a rate consistent with the national average.

SUBSTANTIAL LEVERAGE, LIQUIDITY, CAPITAL RESOURCES AND NEW CREDIT FACILITY

     As a result of the 1995 acquisitions and the offering of the Subordinated Notes, the Company has substantial indebtedness in relation to its total capitalization. This substantial indebtedness poses substantial risks to holders of the Subordinated Notes, including the possibility that the Company might not generate sufficient cash flow to pay the principal and interest on the Subordinated Notes. Such indebtedness may also adversely affect the Company's ability to finance its future operations and capital needs, may limit its ability to pursue other business opportunities and may make its results of operations more susceptible to adverse economic and industry conditions. In addition, the Company will need to continue to purchase additional revenue equipment, and, if the Company is unable to enter into operating or capital leases or obtain borrowed funds in the future, it may have to limit its growth or operate its revenue equipment for longer periods. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures, the Company may be required to refinance all or a portion of its existing debt, including the Subordinated Notes, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sale of assets or additional financing could be achieved.

     Obtaining the New Credit Facility is subject to satisfaction of the terms and conditions set forth in the Financing Commitment. While management believes that the Company will obtain the New Credit Facility, in the event the New Credit Facility is not in place by April 30, 1997, the NationsBank Waiver will expire and the Company will be in default under the NationsBank Credit Facility.


LIMITED COMBINED OPERATING HISTORY

     The Company was founded in August 1995 and conducted no operations prior to consummation of the 1995 acquisitions. Prior to the 1995 acquisitions, the Founding Companies operated independently and there can be no assurance that the Company will be able to successfully integrate these businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized. While the Company's senior management is highly experienced in the trucking industry and senior management includes the chief executive officers of the Operating Companies, the Company's management group has been assembled only recently and there can be no assurance that the management group will be able to oversee the combined entity and effectively implement the Company's operating or growth strategies.

     During 1996, the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporate staff negatively impacted the Company. The merger of CBS into Scales caused the Company to lose some qualified drivers which in turn resulted in decreased equipment utilization. In addition, one subsidiary lost drivers as a result of eliminating driver expense allowances and changing their pay structure. The Company is focusing on efforts to correct the negative impact from the assimilation of the Freymiller Assets and has intensified its efforts in the driver recruitment and training areas, which has begun to correct that problem. However, no assurances can be made that this will not continue to have a negative impact in the future.


CYCLICALITY AND OTHER ECONOMIC FACTORS

     Recessionary business cycles or downturns in customers' business cycles could have a material adverse effect on the operating results of the Company. Although management believes that because of the nature of its customer base, the Company is less sensitive to cyclical pressures than many other large trucking firms, a significant portion of the Company's customers are in cyclical industries, such as furniture manufacturing. Fuel prices, fuel taxes, tolls, insurance costs, interest rates, license and registration fees and fluctuations in the resale value of revenue equipment are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices or fuel taxes, interest rates or increases in license and registration fees, tolls or insurance costs, to the extent not offset by increases in freight rates, would reduce the Company's profitability. In addition, freight shipments, operating cost and earnings are also adversely affected by inclement weather conditions. Fluctuations in the resale value of tractors and trailers are also important factors that the Company cannot control. A decline in the resale value of the Company's tractors and trailers could cause the Company to retain some of its equipment longer than desired, resulting in increased operating expenses for fuel, maintenance and repairs, or to realize losses on sale.

FUTURE ACQUISITIONS

     The Company believes that future acquisitions, particularly in the temperature control segment of the trucking industry, are a key part of its objective of offering customers both customized service and pricing that reflects the advantages of economies of scale. No assurances can be made that the Company will be able to find suitable acquisition candidates or complete future acquisitions or, if completed, that any such acquisitions will help the Company achieve its objectives.

COMPETITION

     The trucking industry is highly competitive. The Operating Companies compete with many other truck carriers of varying sizes and, to a lesser extent, with railroads. This competition has created downward pressure on the trucking industry's pricing structure. Some of the Company's larger competitors in the refrigerated business include Prime, FFE

Transportation Service and KLLM Inc. Merchants Home Delivery Service is one of the largest competitors in the furniture business. A number of trucking companies with which the Operating Companies compete have greater financial resources or own more revenue equipment than does the Company.


AVAILABILITY OF DRIVERS

     The difficulty in attracting qualified drivers (including owner-operators) is a wide-spread problem in the trucking industry and is an important factor in the Company's ability to provide a high level of service to its customers and to effectively utilize the Company's equipment. Problems with driver retention had a negative impact on the Company's performance in 1996. Competition for drivers is intense and, in part because their driver standards are high, the Operating Companies have sometimes experienced difficulty attracting and retaining qualified drivers. Although in the past the Operating Companies have experienced lower turnover rates than the trucking industry as a whole, there can be no assurance that the Company's business will not be affected by a shortage of qualified drivers in the future.


REGULATION

     Interstate and Intrastate motor carriage has been substantially deregulated as a result of the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, and the ICC Termination Act of 1995. Carriers can now readily enter the trucking industry and rates and services are largely free of regulatory controls. However, interstate for-hire carriers do remain subject to certain regulatory controls imposed by DOT. In addition, the Operating Companies' operations are subject to various environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks and ownership of property than may contain hazardous substances and laws which subject the Company to stricter air emission standards regulation, including requirements that manufacturers produce cleaner-running tractors and that fleet operators perform more rigorous inspection and maintenance procedures.


CLAIMS EXPOSURE

     The primary risk areas in the Company's businesses are bodily injury and property damage, workers' compensation and cargo loss and damage. The Operating Companies currently maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. The Company maintains liability insurance for bodily injury and property damage of at least $25 million per incident, with a deductible for bodily injury and property damage of $300,000 per incident. The current deductible for workers' compensation in states where most of the Company's drivers are domiciled ranges from $250,000 to $350,000 per claim. The Company is self-insured as to damage or loss to the property and equipment they own or lease. In addition, the Company maintains cargo loss and damage insurance of between $100,000 and $1 million per incident with a deductible ranging from $5,000 to $15,000 per incident. To the extent that the Company or any of the Operating Companies were to experience a material increase in the frequency or severity of accidents or workers' compensation claims, or unfavorable developments on existing claims, the Company might have to collateralize its self-insurance amounts and the Company's operating results, financial position and liquidity could be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by increases in freight rates, would reduce the Company's future profitability.


DEPENDENCE ON KEY PERSONNEL

     The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified management personnel. There is competition for qualified personnel in the trucking industry. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified management personnel. The Company does not maintain key man life insurance on any of its senior management team but the Company has entered into employment agreements with each member of its senior management team.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1996*      1995*      1994*
                                          ---------  ---------  --------

Operating revenue                         $224,257   $102,846   $80,087
                                          --------   --------   -------

Operating expenses:
 Salaries, wages and fringe benefits        71,996     32,463    23,639
 Purchased transportation                   57,413     26,564    23,504
 Operating supplies and expenses            40,946     14,786    10,038
 Depreciation and amortization of           14,211      7,407     5,815
  capital leases
 Claims and insurance                        8,806      4,471     3,169
 Operating taxes and licenses                4,988      3,145     2,436
 General supplies and expenses              11,215      3,675     2,465
 Amortization of intangibles                 1,130        475       656
 Gain on disposal of property and
    equipment                               (1,267)      (425)     (283)
                                          --------   --------   -------
     Total operating expenses              209,438     92,561    71,439
                                          --------   --------   -------

Operating income                            14,819     10,285     8,648

Interest expense                            16,677      4,993     3,422
Other income (expense), net                    (34)       385       205
                                          --------   --------   -------

Income (loss) before income taxes and
 extraordinary items                        (1,892)     5,677     5,431

Income tax expense                             340      2,496     2,317
                                          --------   --------   -------

Income (loss) before extraordinary items    (2,232)     3,181     3,114

Extraordinary items, loss on early
 retirement of debt, net of taxes
 of $154 and $16,  respectively               (230)       (23)        -
                                          --------   --------   -------

     Net income (loss)                    $ (2,462)  $  3,158   $ 3,114
                                          ========   ========   =======

*Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)


                                              DECEMBER 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
              ASSETS

Current assets:
   Cash and cash equivalents              $    734   $ 15,286
   Accounts and notes receivable, net       29,001     12,269
   Prepaid expenses                          7,735      4,057
   Repair parts and supplies                 1,092        844
   Deferred income taxes                     1,467        960
   Other current assets                      1,388        941
                                          --------   --------
       Total current assets                 41,417     34,357

Property and equipment, net                103,801     67,191
Goodwill, net                               39,399     32,705
Notes receivable                               975          -
Other assets                                 7,056      6,282
                                          --------   --------
       Total assets                       $192,648   $140,535
                                          ========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current portion of long-term debt      $ 11,988   $ 10,566
   Accounts payable and accrued expenses    13,557     12,071
   Claims and insurance accruals             1,684      1,852
   Other current liabilities                   593        499
                                          --------   --------
       Total current liabilities            27,822     24,988

Long-term debt                             157,338    107,769
Deferred income taxes                        8,571      7,773
Other liabilities                            2,741      1,822
                                          --------   --------
       Total liabilities                   196,472    142,352
                                          --------   --------

Commitments and contingencies (Note 10)

Stockholders' equity (deficiency):
   Common stock; $.01 par value, 3,503
    shares and 3,278 shares
     issued and outstanding,
      respectively                              35         33
   Additional paid-in capital                  898          -
   Loans to stockholders                    (1,880)    (1,435)
   Accumulated deficit                      (2,877)      (415)
                                          --------   --------

       Total stockholders' equity
        (deficiency)                        (3,824)    (1,817)
                                          --------   --------
       Total liabilities and
        stockholders' equity
        (deficiency)                      $192,648   $140,535
                                          ========   ========

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
OPERATING ACTIVITIES
 Net income (loss)                        $ (2,462)  $  3,158   $  3,114
 Adjustments to reconcile net income
  (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization of
    capital leases                          14,211      7,407      5,815
   Amortization of intangibles               1,130        475        656
   Gain on disposal of property and
    equipment                               (1,267)      (425)      (283)
   Provision for deferred income taxes         291      1,074        933
   Provision for doubtful accounts             234        224        114
   Extraordinary items, loss on early
    retirement of debt, net of taxes           230         23          -
   Other, net                                 (125)       897      2,517
   Changes in current assets and
    liabilities, net of effects from
    acquisitions:
     Accounts and notes receivable, net    (11,620)      (325)    (2,237)
     Prepaid expenses                       (1,438)    (1,199)         4
     Repair parts and supplies                  (9)        22       (147)
     Other current assets                     (234)     1,652        857
     Accounts payable and accrued
      expenses                                (541)      (791)       144
     Claims and insurance accruals           1,064        406        433
     Other current liabilities                  17       (527)       500
                                          --------   --------   --------
       Net cash provided by (used in)
        operating activities                  (519)    12,071     12,420
                                          --------   --------   --------

INVESTING ACTIVITIES
 Purchase of Freymiller Assets, net of
  liabilities assumed                      (18,821)         -          -
 Payments for acquisitions, net of cash
  acquired                                  (9,342)   (18,258)         -
 Purchase of property and equipment        (19,948)   (15,399)    (2,632)
 Proceeds from sale of property and
  equipment                                  9,055      3,520      1,013
 Other, net                                  1,007       (557)       (91)
                                          --------   --------   --------
       Net cash used in investing
        activities                        (38,049)   (30,694)    (1,710)
                                          --------   --------   --------

FINANCING ACTIVITIES
 Revolving line of credit                   32,881          -          -
 Proceeds from issuance of long-term
  debt                                      17,236    103,427      9,954
 Repayment of long-term debt               (25,075)   (49,011)   (19,461)
 Distribution to controlling
  stockholders                                   -    (17,361)         -
 Redemption of preferred stock                   -     (2,000)    (1,000)
 Other, net                                 (1,026)    (2,763)      (215)
                                          --------   --------   --------
       Net cash provided by (used in)
        financing activities                24,016     32,292    (10,722)
                                          --------   --------   --------
Net increase (decrease)  in cash           (14,552)    13,669        (12)
Cash and cash equivalents, beginning of
 period                                     15,286      1,617      1,629
                                          --------   --------   --------
Cash and cash equivalents, end of period  $    734   $ 15,286   $  1,617
                                          ========   ========   ========

Supplemental cash flow information:
 Cash paid during the year for:
   Interest                               $ 16,592   $  4,315   $  3,000
   Income taxes (net of refunds)               135      2,812      1,247
 Property and equipment financed
  through capital lease
   obligations and other debt               13,107     13,063      7,726

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (Dollars and shares in thousands)



                               COMMON               ADDITIONAL                                       TOTAL STOCK-
                               SHARES      COMMON     PAID-IN        LOAN TO      ACCUMULATED      HOLDERS' EQUITY
                             OUTSTANDING   STOCK      CAPITAL      STOCKHOLDERS     DEFICIT          (DEFICIENCY)
                             -----------  --------  -----------    ------------   -----------      ---------------
Balance, December 31, 1993       11       $ 361     $    953       $        -        (3,723)           $ (2,409)
Dividends on preferred
  stock                           -           -            -                -          (376)               (376)
Conversion of no par value
  common stock to $.01 par
  value common stock              -        (361)         361                -             -                   -
Issuance of 490 shares of
  preferred stock
  as dividends                    -           -            -                -          (490)               (490)
Conversion of 8,812 shares
  of preferred stock into
  common stock                    9           -        8,812                -             -               8,812
Issuance of common stock          9           -          161                -             -                 161
Contributed capital               -           -        1,676                -             -               1,676
Net income (loss)                 -           -            -                -         3,114               3,114
                              -----       -----      -------          -------       -------            --------

Balance, December 31, 1994       29           -       11,963                -        (1,475)             10,488
Dividends on preferred
  stock                           -           -            -                -          (187)               (187)
Loans to stockholders             -           -            -             (283)            -                (283)
Issuance of common stock          2           -        1,152           (1,152)            -                   -
Distribution to
  controlling stockholders        -           -      (15,583)               -        (1,778)            (17,361)
Issuance of common stock to
  controlling stockholders    2,173          22          (22)               -             -                   -
Issuance of common stock for
  acquired companies and
  minority stockholders       1,074          11        2,490                -          (133)              2,368
Net income (loss)                 -           -            -                -         3,158               3,158
                              -----       -----      -------          -------       -------            --------

Balance, December 31, 1995    3,278          33            -           (1,435)         (415)             (1,817)
Loans to stockholders             -           -            -             (445)            -                (445)
Issuance of common stock
  for acquired company          225           2          898                -             -                 900
Net income (loss)                 -           -            -                -        (2,462)             (2,462)
                              -----       -----      -------          -------       -------            --------

Balance, December 31, 1996    3,503       $  35      $   898          $(1,880)      $(2,877)           $ (3,824)
                              =====       =====      =======          =======       =======            ========


         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     AmeriTruck Distribution Corp. and its wholly-owned subsidiaries generally operate in specialized areas of the transportation services industry including time-sensitive delivery, special handling, unconventional pick-up and delivery times, in-house logistic services, dedicated fleets and temperature control.

     Principles of Consolidation

     The combined financial statements include the accounts of AmeriTruck Distribution Corp. and its wholly-owned subsidiaries ("AmeriTruck" or the "Company"). AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995: W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), CMS Transportation Services, Inc. and certain related companies, Scales Transport Corporation and a related company ("Scales") and CBS Express, Inc. ("CBS"). Prior to these acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis (the "Controlling Stockholders"). In addition, the Controlling Stockholders controlled approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of these acquisitions. Therefore, the Controlling Stockholders on a combined basis have been treated as the acquirer for purposes of accounting for these acquisitions. With respect to the acquisitions of W&L and TBI, their acquisitions are accounted for as a purchase by the Controlling Stockholders of the stock of the remaining stockholders of W&L and TBI (the "Minority Stockholders"), who owned approximately 13 percent of W&L and TBI on a combined basis.

     In April 1996, CMS Transportation Services, Inc. changed its corporate name to "AmeriTruck Refrigerated Transport, Inc." ("ART"), and the distribution functions previously conducted under the corporate name "CMS Transportation Services, Inc." were continued as a division of ART. In addition, in June 1996, the business operations of CBS, a general freight carrier (which then operated under the name "CBS Express, Inc."), were transferred to Scales. In December 1996, the distribution functions of the CMS Transportation division of ART were transferred to CBS and its name was changed to "CMS Transportation Services, Inc." ("CMS"). The CMS Transportation distribution business currently operated by CMS is sometimes referred to below as the "CMS distribution business" and the business operations previously operated under the name CBS Express, Inc. and transferred to Scales are sometimes referred to as the "CBS Express business."

     The accompanying AmeriTruck consolidated statements of operations and cash flows for the years ended December 31, 1996, 1995 and 1994 reflect W&L and TBI combined historical results and cash flows for such periods, Bangerter results and cash flows since August 1, 1995, the results of the CMS distribution business and Scales (including the CBS Express business) since November 1, 1995, the results of ART as it relates to the purchase of assets from Freymiller Trucking, Inc. ("the Freymiller Assets"), since February 5, 1996, and the results of KTL, Inc. ("KTL") since July 1, 1996. The accompanying AmeriTruck consolidated balance sheet at December 31, 1995 includes W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) assets and liabilities as adjusted by purchase accounting. In addition, the consolidated balance sheet at December 31, 1996 includes KTL assets and liabilities as adjusted by purchase accounting and the Freymiller Assets.

     The Company's principal subsidiaries currently are W&L, TBI, Bangerter, CMS, Scales, ART and KTL (the "Operating Companies"). All significant intercompany accounts and transactions have been eliminated.

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

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     holding company with no independent assets or operations other than its investments in the Guarantors and (d) the separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they would not be material.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in demand deposits and short-term investments with original maturities of 90 days or less. Cash equivalents are stated at cost, which approximates market value.

     Prepaid Expenses

     Prepaid expenses primarily consist of tires in service. The cost of new and replacement tires is capitalized and included in prepaid expenses when placed in service, and then amortized on a straight-line basis over their estimated useful lives. Estimated useful lives range from 10 to 24 months.

     Repair Parts and Supplies

     Repair parts and supplies consists of fuel, tires until placed in service, tubes, replacement parts and supplies and are valued at the lower of average cost or market.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of 3 to 10 years for revenue and service equipment, 10 to 30 years for structures, 4 to 10 years for leasehold improvements, and 2 to 10 years for furniture and office equipment. Major additions and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. Gains and losses on dispositions are included in operating income.

     Goodwill and Other Intangibles

     Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1996 and 1995 was $2,129,000 and $1,333,000, respectively.
     Other intangibles, which primarily consist of financing and other costs associated with business acquisitions, are included in other assets and are amortized over the life of the financing agreement.

     The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company operations. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired operation to perform within projections. Management believes that no significant impairment of goodwill and other intangible assets has occurred.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Claims and Insurance Accruals

     Claims accruals represent reserves for estimated costs to repair and replace damaged goods resulting from cargo claims. Insurance accruals reflect the estimated cost of claims for bodily injury and property damage, workers' compensation and employee health care not covered by insurance. These liabilities for self-insurance are accrued based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

     Revenue Recognition

     Freight revenues are recognized upon the delivery of freight.

     Reclassifications

     Certain prior year information has been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

     As discussed in Note 1, AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995: W&L, TBI, Bangerter, CMS Transportation Services, Inc., Scales and CBS Express, Inc. AmeriTruck acquired all of the outstanding common stock of these companies, except Bangerter, in exchange for shares of AmeriTruck's common stock and the payment of $35.0 million in cash of which $17.4 million is reflected as a dividend to the Controlling Stockholders for accounting purposes. All of the outstanding common stock of Bangerter was acquired for a cash purchase price of $1.0 million. The acquisitions of Bangerter, CMS Transportation Services, Inc., Scales and CBS Express, Inc. were accounted for by the purchase method. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The net purchase price was allocated as follows (in thousands):

        Property and equipment, net               $ 13,951
        Goodwill(1)                                 26,106
        Other assets                                 7,955
        Long-term debt                             (18,341)
        Other liabilities                          (10,687)
                                                  --------
          Purchase price, net of cash acquired    $ 18,984
                                                  ========

          (1) Includes $2,033 related to the excess of the purchase price over the fair values of the net assets acquired from the minority stockholders.

     During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL of Largo, Florida, from Ronald N. Damico for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000. As part of the transaction, Mr. Damico and KTL entered into an employment agreement under which Mr. Damico became employed as KTL's President and Chief Executive Officer. The term of the employment agreement expires on November 15, 1998. In addition, KTL has agreed to lease from Mr. Damico and his spouse certain real estate at Clearwater, Florida on a month-to-month basis. Further, KTL has agreed to lease the real estate at Largo, Florida used by KTL as its corporate headquarters from a company owned by Mr. Damico for an 18-month term, at which time KTL has agreed to purchase the property for $2.4 million less the total amount of environmental-related costs incurred subsequent to August 16, 1996.

     KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. At the time of purchase,

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     KTL operated approximately 140 tractors and 300 trailers and employed approximately 300 persons, of whom 240 were drivers and many of whom operated as two-driver teams.

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
                                       ========

     The accompanying consolidated financial statements include assets, liabilities and financial results of Bangerter since August 1, 1995, of the CMS distribution business, and Scales (including the CBS Express business) since November 1, 1995 and of KTL since July 1, 1996. The following pro forma operating results of the Company for the twelve months ended December 31, 1996 and 1995, reflect these acquisitions as if they had occurred on January 1, 1995.

                                                  Twelve Months Ended
                                                      December 31,
                                                  --------------------
                                                     1996       1995
                                                  ----------  --------
                                                     (in thousands)
        Operating revenue                          $237,559   $173,721
        Operating income                             17,067     18,478
        Income (loss) before extraordinary items     (1,594)     2,775
        Net income (loss)                            (1,824)     2,752



     These pro forma results have been prepared for comparative purposes only and include pro forma adjustments for conformed depreciation lives and salvage values and certain other adjustments, including adjustment of the effective tax rate to the expected rate of AmeriTruck. They are not necessarily indicative of the results of operations that might have occurred had the acquisitions actually taken place on January 1, 1995, or of future results of operations of the consolidated entities. The pro forma results for the twelve months ended December 31, 1996 include the purchase of the Freymiller Assets since February 1996. These assets have not yet generated operating margins comparable to the other AmeriTruck subsidiaries. The acquisition of the Freymiller Assets did not require pro forma financial statements and thus the comparative results for the twelve months ended December 31, 1995 do not reflect the pro forma effect of such assets.

     In February 1996, the Company, through CMS Transportation Services, Inc., purchased certain assets of Freymiller Trucking Inc. ("Freymiller") in order to supplement its existing temperature-controlled trucking business. Freymiller had been the subject of a Chapter 11 bankruptcy proceeding in Oklahoma. CMS purchased certain specific automobiles, computer hardware and software, furniture and fixtures, rights to the trade name "Freymiller", existing spare parts, tires and fuel, rights under certain leases, certain leasehold improvements and shop equipment and installment sales contracts relating to tractors and trailers sold by Freymiller out of the ordinary course of business (with all of the foregoing referred to as the "Freymiller Assets"). The Company also negotiated with Freymiller's lenders and lessors

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     to purchase approximately 185 tractors and approximately 309 trailers previously operated by Freymiller, for approximately $14 million. An additional 80 trailers were leased for a seven-year period. In exchange for the Freymiller Assets, the Company paid approximately $2.7 million in cash at closing and assumed approximately $2 million in existing equipment financing. In addition, the Company assumed a lease for Freymiller's maintenance facility in Oklahoma City and certain routine executory business contracts. Except as provided above, the Company did not assume any obligations or liabilities of Freymiller.

     In connection with these transactions, the Company purchased real property in Oklahoma City, Oklahoma from Freymiller's Chairman of the Board, President and Chief Executive Officer, for approximately $1.5 million in cash.

     The cash portion of the 1995 acquisitions was funded with a portion of the proceeds from the private placement of the Subordinated Notes in November 1995. The Subordinated Notes were exchanged for publicly registered Subordinated Notes in February 1996. The Subordinated Notes were issued pursuant to the Indenture. The initial offering of the Subordinated Notes in November 1995 is sometimes referred to as the "Initial Offering". The Company funded the cash payments for the purchase of the Freymiller Assets and the KTL acquisition primarily from borrowings under the NationsBank and Volvo credit facilities. See footnote "8. Long-term Debt and Related Agreements."

     In addition, in May 1995, W&L acquired Dietz Motor Lines, Inc., for $2.0 million in cash, which includes payment for non-compete agreements of $400,000 as well as an amount for certain eligible accounts receivable. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of the acquired company are included in the financial statement from the date of acquisition.

3.   OTHER INCOME, NET

     Other income (expense) consists of the following for the years ended December 31 (in thousands):

                                             1996     1995     1994
                                            -------  -------  ------
        Interest income                      $ 435   $  359   $  189
        Amortization of financing fees        (484)     (38)       -
        Miscellaneous, net                      15       64       16
                                             -----   ------   ------
                                             $ (34)  $  385   $  205
                                             =====   ======   ======

4.   INCOME TAXES

     Income tax expense excluding the extraordinary items, was as follows for the years ended December 31 (in thousands):

                            1996     1995     1994
                           -----   ------   ------
       Current:
         Federal           $   -   $1,301   $1,188
         State                49      121      196
                           -----   ------   ------
                              49    1,422    1,384
                           -----   ------   ------
       Deferred:
         Federal             305      706      788
         State               (14)     368      145
                           -----   ------   ------
                             291    1,074      933
                           -----   ------   ------
            Total          $ 340   $2,496   $2,317
                           =====   ======   ======

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the federal statutory income tax rate to the effective income tax rate, excluding the extraordinary items, was as follows for the years ended December 31:

                                           1996    1995   1994
                                          ------- ------ ------

Federal statutory income tax rate
 (benefit)                                (34.0)%  34.0%  34.0%
State income taxes, net of federal
 tax benefit                                1.7     5.6    5.1
Nondeductible expenses                     61.5     5.0    3.2
Change in valuation allowance                 -       -   (1.9)
Nondeductible interest                        -       -    1.9
Nontaxable income                         (11.4)      -      -
Other, net                                  0.2    (0.6)   0.4
                                          -----    ----   ----
   Effective tax rate                      18.0%   44.0%  42.7%
                                          =====    ====   ====

     The components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

                                            1996       1995
                                          ---------  --------
Deferred tax liabilities:
 Depreciation and amortization            $(13,249)  $(8,316)
 Prepaid items and other                      (821)     (791)
                                          --------   -------
   Total deferred tax liabilities          (14,070)   (9,107)
                                          --------   -------

Deferred tax assets:
 Accrued expenses and reserves               1,786     1,350
 Net operating losses and tax credits        5,180       944
                                          --------   -------
   Total deferred tax assets                 6,966     2,294
                                          --------   -------

   Net deferred tax liability             $ (7,104)  $(6,813)
                                          ========   =======

Current deferred income tax asset         $  1,467   $   960
Noncurrent deferred income tax liability    (8,571)   (7,773)
                                          --------   -------
   Net deferred tax liability             $ (7,104)  $(6,813)
                                          ========   =======


     The Company has available at December 31, 1996, an alternative minimum tax
     (AMT) credit carryforward of $259,000 to offset future regular tax liabilities. The AMT credit carryforward has no expiration date. The benefit of the tax credits is recognized in continuing operations for accounting purposes. The Company also has available federal net operating losses of approximately $11.7 million. The federal net operating loss carryover will expire between 2011 and 2012.

     The Company has available at December 31, 1996, unused Bangerter preacquisition operating loss carryforwards of approximately $1.2 million which expire between 2006 and 2011. These preacquisition carryforwards may be used only to offset future taxable income, if any, of Bangerter and may not be used to offset future taxable income of any other member of the group with which the Company files a consolidated return. The amount of preacquisition tax loss carryforwards available to offset future taxable income will be subject to limitation, due to the ownership change, under Internal Revenue Code Section 382. The Company will be required to pay tax in any year in which Bangerter's taxable income exceeds the ownership change limitation, notwithstanding the existence of tax loss carryforwards. The amount of the preacquisition carryforwards which may be applied in any one year is limited by the Internal Revenue Code to the lesser of Bangerter's taxable income or approximately $84,000.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACCOUNTS RECEIVABLE

     AmeriTruck maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Allowances for doubtful accounts of $560,000 and $406,000 were recorded at December 31, 1996 and 1995, respectively. Driver advances and employee receivables of $1,575,000 and $203,000 were included in accounts receivable at December 31, 1996 and 1995, respectively.

6.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 was as follows (in thousands):

                                                    1996       1995
                                                  --------   --------

        Revenue equipment                         $119,076   $ 80,764
        Structures                                   5,537      3,359
        Service equipment and other                  1,721      1,348
        Office furniture and equipment               3,672        913
        Land                                         1,007        816
        Leasehold improvements                         857        568
                                                  --------   --------
               Total property and equipment        131,870     87,768
        Accumulated depreciation and
                amortization                       (28,069)   (20,577)
                                                  --------   --------
               Net property and equipment         $103,801   $ 67,191
                                                  ========   ========

     Property and equipment includes gross assets acquired under capital leases of $5,560,000 and $12,139,000 at December 31, 1996 and 1995, respectively.
     Related amounts included in accumulated depreciation and amortization were $2,214,000 and $3,972,000 at December 31, 1996 and 1995.

     During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income by approximately $360,000 for the year ended December 31, 1995. These changes in estimates were made to more accurately reflect future service lives and salvage values of the equipment.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at December 31, (in thousands):


                                           1996     1995
                                          -------  -------

        Accounts Payable - trade          $ 5,840  $ 5,387
        Payroll and owner operator pay      2,630    2,044
        Accrued interest                    1,786    1,821
        Taxes other than income taxes         954      603
        Other                               2,347    2,216
                                          -------  -------
               Total                      $13,557  $12,071
                                          =======  =======

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   LONG-TERM DEBT AND RELATED AGREEMENTS

     Long-term debt consists of the following at December 31 (in thousands):

                                            1996      1995
                                          --------  --------
 Senior Subordinated Notes due 2005
  with an interest rate of 12.25% (net
  of unamortized discount of $1,247 and
  $1,387 respectively)                    $ 98,753  $ 98,613

 Obligations collateralized by
  equipment maturing through 2001 with
  interest rates ranging from 7.25% to
  11.51%                                    34,539     9,405

 Capital lease obligations
  collateralized by equipment maturing
  through 2000 with interest rates
  ranging from 4.63% to 11.50%               2,473     8,654

 Accounts receivable financing
  agreement with an interest rate of
  prime plus 2.5% (11.0% as of December
  31, 1995)                                      -       829

 Obligation collateralized by real
  property maturing 2000 with an
  interest rate of 10.0%                         -       645

 Obligations maturing through 2005 with
  interest rates ranging from 6.0% to
  11.21%                                       680       189

 Borrowings outstanding on the
  NationsBank revolving line of credit,
  average weighted interest rate of
  7.43% (variable)                          23,517         -

 Borrowings outstanding on the Volvo
  revolving line of credit, average
  weighted interest rate of 8.25%
  (variable)                                 9,364         -
                                          --------  --------
                                           169,326   118,335
      Less current portion                  11,988    10,566
                                          --------  --------
      Total long-term portion of debt     $157,338  $107,769
                                          ========  ========

     Aggregate long-term debt (including current portion), maturing during the next five years and thereafter is as follows (in thousands):

         1997          $ 11,988
         1998             7,541
         1999            14,668
         2000             7,988
         2001             4,785
         Thereafter     122,356
                       --------
                       $169,326
                       ========

     Subordinated Notes

     In November 1995, AmeriTruck completed a private placement of $100 million of 12 1/4% Senior Subordinated Notes due 2005 (the "Series A Notes"). The Series A Notes were exchanged for publicly registered 12 1/4% Senior Subordinated Notes due 2005, Series B (the "Subordinated Notes") in February 1996.

     The Subordinated Notes mature on November 15, 2005 and are unsecured subordinated obligations of the Company. These notes bear interest at the rate of 12.25 percent per annum from November 15, 1995, payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1996. The Subordinated Notes are subject to optional redemption on the terms set forth in the Indenture. As of December 31, 1996, the Company had applied the net proceeds of the Series A Notes primarily to finance the 1995 acquisitions (See footnote "2. Acquisitions") and prepay debt and capitalized leases. The early retirement of debt resulted in an extraordinary loss for December 31, 1996 of $230,000, net of taxes of $154,000.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has provided a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has provided a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $23.5 million at December 31, 1996 and were primarily used for the purchase of Freymiller Assets and the KTL acquisition. Available borrowings were $2.4 million at December 31, 1996 as there were $4.1 million in letters of credit outstanding.

     The Company's obligations under the NationsBank Credit Facility are collateralized by substantially all personal property of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, such borrowings under the NationsBank Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

     The NationsBank Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Senior Funded Debt Ratio and Fixed Charge Coverage Ratio. At December 31, 1996, the Company was not in compliance with the Senior Funded Debt Ratio covenant or the Fixed Charge Coverage Ratio covenant.

     The Company has received a waiver of such noncompliance from NationsBank expiring on April 30, 1997 (the "NationsBank Waiver"). During this period the Company has agreed that it may not make additional borrowings at Eurodollar rates.

     The Company has received a financing commitment (the "Financing Commitment") pursuant to which the lender (the "New Lender") has committed, subject to the terms and conditions of the Financing Commitment, to provide a $30 million credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility could be used to refinance in full indebtedness under the NationsBank Credit Facility, to provide working capital and for letters of credit and general corporate purposes. Pursuant to the New Credit Facility, the New Lender would provide a $30 million revolving credit facility. Borrowings under the New Credit Facility would be secured by substantially all unencumbered personal property of the Company and its subsidiaries, and, for purposes of the Indenture, would constitute Senior Indebtedness of the Company and would constitute Guarantor Senior Indebtedness of the Operating Companies.

     Under the terms of the Financing Commitment, the New Credit Facility would contain a number of affirmative and negative covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain specified debt coverage ratios. The New Credit Facility is subject to satisfaction of the terms and conditions set forth in the Financing Commitment.

     Volvo Credit Facilities

     In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of December 31, 1996, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1996, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $4.2 million at December 31, 1996; however, available financing under this facility is less than $7 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments.

     The fair value of the Company's long-term debt of $170,609,000 at December 31, 1996, as compared with the carrying value of $169,326,000, was calculated by discounting future cash flows using an estimated fair market value interest rate. The interest rate used for the Senior Subordinated Notes was the December 31, 1996 quoted market price. The rate for all other debt was estimated based on rates obtained by the Company at the end of 1996.


10.  COMMITMENTS AND CONTINGENCIES

     Self-Insurance

     The Company is primarily self-insured for all collision damages to revenue equipment. In addition, the Company is self-insured for liability coverage up to its deductible amounts which vary among the Operating Companies. Furthermore, the Operating Companies act as self-insurers for workers' compensation in several states in which the deductible is as high as $350,000.

     Leases

     The Company leases various equipment and buildings under capital and noncancelable operating leases with an initial term in excess of one year. As of December 31, 1996, future minimum rental payments required under these capital and operating leases are summarized as follows (in thousands):

                                              Capital   Operating
                                               Leases    Leases
                                              --------  ---------

         1997                                  $2,079     $ 5,483
         1998                                     312       3,516
         1999                                     113       3,079
         2000                                     113       2,767
         2001                                       -          53
         Thereafter                                 -           -
                                               ------     -------
         Total                                  2,617     $14,898
                                               ------     =======
         Less amount representing interest       (144)
                                               ------
         Present value of minimum lease
          payments                             $2,473
                                               ======

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rental expense for operating leases was $4,975,000, $1,718,000 and $927,000 for the years ended December 31, 1996, 1995 and 1994.

     The Company also leases revenue equipment from owner operators and leasing companies under various short-term cancelable operating leases. Rental payments are based on per mile charges or on a percent of revenue generated through the use of the equipment.

     Letters of Credit

     As of December 31, 1996 and 1995, respectively, the Company had various outstanding letters of credit totaling $4,066,000 and $1,829,000. These letters of credit were mainly issued to insurance companies in conjunction with coverage obtained.

     Environmental Matters

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain other laws, the Company is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency ("EPA") and other agencies. The Company cannot predict with any certainty that it will not in the future incur liability with respect to environmental compliance or liability associated with the contamination of sites owned or operated by the Company and its subsidiaries, sites formerly owned or operated by the Company and its subsidiaries (including contamination caused by prior owners and operators of such sites), or off-site disposal of hazardous material or waste that could have a material adverse effect on the Company's consolidated financial condition, operations or liquidity.

     The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered to be material by management of the Company.


11.  CAPITAL STOCK

     AmeriTruck is authorized to issue 4,875,000 shares of Class A Common Stock, $.01 par value, 4,875,000 shares of Class B Common Stock, $.01 par value and 1,775,000 shares of Class C Common Stock, $.01 par value. AmeriTruck had 2,108,000 shares of Class A Common Stock and 1,395,000 shares of Class C Common Stock issued and outstanding at December 31, 1996. The holders of Class A Common Stock have one vote per share. The holders of Class B Common Stock do not have any right to vote except as may be provided pursuant to the Delaware General Corporation Law. The holders of Class C Common Stock have one vote per share and normally vote together with the holders of the Class A Common Stock as a single class. In addition, the holders of Class C Common Stock have additional voting rights under certain circumstances.

     In November 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of incentive stock options and nonstatutory stock options to employees, and for the grant of nonstatutory stock options to consultants, of the Company and its subsidiary corporations. In most cases, these stock options vest ratably over a two year period from date of grant. In addition, these options expire 10 years from date of grant or three months from an employee's termination date. A maximum of 927,887 shares of Class A Common Stock, $.01 par value, ("Common Stock") are currently reserved for issuance under the 1995 Plan. Approximately 116,000 shares were available for future grant at December 31, 1996. The option price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed 10 years.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Activity in the 1995 Plan was as follows:


                                                          Exercise price
                                      Number of Options     per option
                                      ------------------  --------------

    Outstanding at January 1, 1995               -                -
      Granted                              203,650            $4.00
                                          --------
    Outstanding at December 31, 1995       203,650            $4.00
      Granted                              745,000            $4.00
      Expired and forfeited               (136,842)           $4.00
                                          --------
    Outstanding at December 31, 1996       811,808            $4.00
                                          ========

     The stock option plan has been accounted for in accordance with Accounting Principles Board Opinion 25. The application of Statement of Financial Accounting Standards No. 123 would not result in a significant difference from reported net income. As of December 31, 1996, a total of 811,808 options were outstanding with a weighted average exercise price of $4.00 per option and a weighted average remaining contracted term of approximately 9-1/2 years.

     In consideration for its advisory services in connection with the 1995 acquisitions, upon consummation of the 1995 acquisitions the Company issued a warrant to BancBoston Ventures, Inc. exercisable after February 15, 1996 but prior to February 15, 2003 for 375,000 shares of common stock at an exercise price of $4.00 per share (approximate fair value at date of issuance).

     One director of the Company and a former company President have issued separate promissory notes to TBI and W&L, in the original principal amount of $1.2 million in connection with the purchase of capital stock of TBI and W&L. This stock was subsequently converted into shares of the Company's common stock in connection with the 1995 acquisitions. Each of the promissory notes is secured by these shares and is payable in one installment which is due on October 10, 2005. Each of the promissory notes bear interest at the rate of 6.77 percent per annum, such interest being payable at maturity.


12.  EMPLOYEE BENEFITS

     Certain of AmeriTruck's Operating Companies sponsor defined contribution 401(k) retirement savings, pension or profit sharing plans. TBI's profit sharing plan covers nondriver employees. TBI also has defined contribution pension plans covering mail and nonmail drivers, which provide for hourly contributions for the first 40 hours of driving per week for nonmail drivers and hourly contributions for the first 40 hours of driving per mail route per week for mail drivers. CMS' retirement plan, Bangerter's profit sharing plan and W&L's retirement savings plan cover substantially all eligible employees meeting certain age and service requirements. The CBS profit sharing plan was terminated on June 30, 1996. Contributions to W&L's retirement savings plan, CMS' retirement plan and TBI's and Bangerter's profit sharing plans are at the discretion of the Board of Directors. For the employee benefit plans mentioned above, the Company's expense was $926,000, $903,000 and $911,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the second quarter of 1997, the employee benefit plans will be merged into the AmeriTruck Distribution Corp. retirement plan. This new plan is designed to cover all employees of AmeriTruck Distribution Corp. and its wholly-owned subsidiaries who meet certain eligibility requirements, with the exception of TBI's mail contract drivers. This profit sharing plan has a 401(k) feature with a discretionary company match.

13.  SUBSEQUENT EVENT

     The Company has signed a Letter of Intent to acquire the capital stock of Tran-Star, Inc. ("Tran-Star"), which is owned by Allways Services, Inc. Tran-Star is a carrier of refrigerated and non-refrigerated products. If this acquisition is completed, the Company intends to coordinate Tran-Star's activities with those of the other Operating Companies. Tran-Star, headquartered in Waupaca, Wisconsin, operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals at Etters and Scranton, Pennsylvania.

     This acquisition is subject to a number of conditions, including the availability of financing and the completion of definitive documentation, and no assurances can be made that the Company will complete the proposed acquisition.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of AmeriTruck Distribution Corp.

We have audited the consolidated balance sheets of AmeriTruck Distribution Corp. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. We have also audited the combined statements of operations, stockholders' equity, and cash flows of W&L Services Corp. and Subsidiaries and Thompson Bros., Inc. (the predecessor company) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of AmeriTruck Distribution Corp. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.



Fort Worth, Texas
March 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Directors
              ---------------------------

                  NAME                AGE        TERM OF OFFICE
                  ----                ---        --------------

        Michael L. Lawrence (2)        52  Until Resigns or is Removed
        Richard A. Beauchamp           56  Until Resigns or is Removed
        Kenneth H. Evans, Jr. (1)      44  Until Resigns or is Removed
        William E. Greenwood(1)(2)     58  Until Resigns or is Removed
        Michael J. Langevin (1)        50  Until Resigns or is Removed
        J. Michael May                 52  Until Resigns or is Removed
        William P. Scales              55  Until Resigns or is Removed

        (1) Member of Audit Committee
        (2) Member of Compensation Committee

         Messrs. Lawrence and Greenwood have been directors since the Company's inception on August 9, 1995. Messrs. Beauchamp, Evans and Scales have been directors since November 15, 1995. Messrs. Langevin and May have been directors since January 31, 1996, and hold office as the designees of BancBoston Ventures, Inc. ("BBV").

         Pursuant to a Stockholder Agreement (the "Stockholder Agreement") entered into at the time the 1995 acquisitions were consummated, the stockholders of the Company agreed that it will have a Board of Directors comprised of nine members. The stockholders have agreed to vote for the following persons as Directors: (i) two individuals designated by BBV, so long as BBV shall hold at least 10 percent of the outstanding shares, and thereafter one individual designated by BBV, so long as it holds any shares; (ii) initially Michael Lawrence, so long as he is the Chairman, President and Chief Executive Officer of the Company, and thereafter an individual designated by the nominating committee referred to below: (iii) initially, Messrs. Beauchamp and Scales and two former executives of the Operating Companies, so long as each is an executive officer of the Company or the Chairman, President and Chief Executive Officer of any of the Operating Companies, and thereafter individuals designated by the nominating committee referred to below: (iv) initially William E. Greenwood, and thereafter a person designated by the nominating committee referred to below: and (v) initially Kenneth H. Evans, Jr., and thereafter a person designated by the nominating committee referred to below. One of the directors designated by BBV and the Chairman and Chief Executive Officer of the Company shall constitute a nominating committee with the power to designate any replacement for the Directors referred to in (ii) through
         (v) above.

         Notwithstanding the foregoing, if a Control Event (as defined in the Charter) has occurred and is continuing, the Board of Directors shall be elected as provided below under "Charter Provisions" and each Stockholder will agree to vote all shares held by it in favor of any matters recommended for approval by the stockholders of the Company by the Board of Directors until such time as the Control Period (as defined in the Charter) has terminated.

         Charter Provisions

         In connection with the 1995 acquisitions, the Company amended its Certificate of Incorporation to add the provisions described below (as so amended, the "Charter").

         . Classes of Stock. The Charter provides for three classes of Common
           Stock: 4,875,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"); 4,875,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and 1,775,000 shares of Class C Common Stock par value $.01 per share (the "Class C Common Stock").

         The holders of Class A Stock have one vote per share. The holders of Class B Common Stock do not have any right to vote except as may be provided pursuant to the Delaware General Corporation Law. The holders of Class C Common Stock have one vote per share and normally vote together with the holders of the Class A Common Stock as a single class. In addition, the holders of Class C Common Stock have the additional voting rights described below.

         . Board Designation Rights. At any time while a Control Event (as defined below) has occurred and is continuing, the holders of not less than 51 percent of the Company's then outstanding Class C Common Stock are entitled to deliver a notice to the Company. Upon delivery of such a notice, the holders of Class C Common Stock will be entitled to 1,000 votes per share and will continue to vote together with the holders of the Company's Class A Common Stock as a single class on all matters other than the election or removal of directors. In addition, the holders of Class C Common Stock, voting together as a separate class, shall be entitled to elect the smallest number of directors to the Board of Directors of the Company that shall constitute a majority of the authorized number of directors on such Board of Directors. In such event, the holders of the Class A Common Stock shall be entitled to elect the remaining directors. BBV owns all of the outstanding Class C Common Stock.

         A "Control Event", as defined in the Charter, means (a) the Company shall have failed to make any required payment of principal or interest when due pursuant to the terms of any agreement evidencing Senior Indebtedness (as defined in the Indenture) or pursuant to the terms of the Indenture, and such failure to pay shall have continued without being cured, waived or consented to, beyond the period of grace, if any, specified in such agreement or the Indenture, as applicable, (b) there shall have occurred any of certain events of default under any agreement evidencing Senior Indebtedness which event of default shall have continued uncured for three out of four consecutive fiscal quarters, (c) the Company shall have failed to complete a Qualified Public Offering (as described in the Stockholder Agreement, dated as of November 15, 1995, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K) on or prior to the third anniversary of the completion of the 1995 acquisitions, or (d) there shall exist a default or breach of any covenant, agreement or provision contained in Section 6 of the Stockholder Agreement, dated as of November 15, 1995, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

     (b) Identification of Executive Officers
         ------------------------------------

         Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers and directors of the Company.

               NAME              AGE              POSITION
               ----              ---              --------

        Michael L. Lawrence       52  President and Chief Executive Officer
        Richard A. Beauchamp      56  Chief Executive Officer, ART
        Kenneth H. Evans, Jr.     44  Chief Financial and Accounting Officer
        J. Michael May            52  General Counsel and Secretary
        Michael Noel              58  Corporate Vice President - Sales
        Joseph M. Samford         49  Executive Vice President - Equipment and
                                      Maintenance

     Richard A. Beauchamp has been the Chief Executive Officer of ART since 1988. He has been the President of Transportation Management Services, Inc. since 1990, the President of I.L.C. Leasing, Inc. from 1988 until 1994, and the President of Carolina Transportation Company from 1992 until June of 1995. He has also been a director of Crown Anderson, Inc., a pollution control company, since 1974. Mr. Beauchamp was previously President and Chief Executive Officer of Refrigerated Transportation Company, Inc., and has 31 years experience in the trucking industry.

     Kenneth H. Evans, Jr. has been a Director and Chief Financial and Accounting Officer of the Company since November 1995. He was National Co-Chairperson, Transportation Industry Services of Coopers & Lybrand L.L.P. from 1993 until 1995. He was a Business Assurance Partner of Coopers & Lybrand L.L.P. from 1985 until 1995 and has served transportation clients for 12 years.

     William E. Greenwood has been President of Zephyr Group since 1994. From 1990 until 1994, Mr. Greenwood was the Chief Operating Officer of Burlington Northern Railroad Company. He was the Executive Vice President of marketing from 1986 to 1990. Mr. Greenwood is a director of Mark VII, an intermodal, third party, truck brokerage and logistics company, and has served in such position since 1994. He is also a director of Transport Dynamics, Inc., a privately held logistics software development and service company, and a director of Box Energy Corporation, a publicly held, independent exploration and production company primarily engaged in the exploration for, and the development and production of oil and natural gas.

     Michael L. Lawrence has been a Director and the Chairman of the Board of Directors of TBI since July 1990 and of W&L since August 1994. Mr. Lawrence was a Director and Chief Executive Officer of TRISM, Inc., a trucking company specializing in carrying heavy machinery and equipment, explosives and radioactive materials, from January 1990 to March 1995. Mr. Lawrence was the President, Chief Executive Officer and principal owner of Lucas Trucking and Leasing from August 1989 to March 1991. He has a total of 22 years experience in the trucking industry.

     Michael J. Langevin has been a Director of the Company since January 1996. Since 1989, Mr. Langevin has been an independent financial consultant associated with Dunbar Associates, Inc., a financial management consulting firm.

     J. Michael May has been a Director, General Counsel and Secretary of the Company since January 1996. From August 1991 to January 1996, Mr. May was General Counsel and Secretary of TRISM Inc., and from December 1979 to August 1991 was General Counsel and Secretary of McGil Specialized Carriers, Inc. He has 25 years experience in the trucking industry.

     Michael Noel has been Corporate Vice President of Sales of the Company since April 1996. He was employed as Executive Vice President of Tranax, Ltd., the largest Canadian carrier of commodities requiring temperature control, from April 1994 to April 1996. Prior to that, Mr. Noel was employed as Executive Vice President of Wintz Companies for 10 years.

     Joseph M. Samford has been Executive Vice President - Equipment and Maintenance of the Company since March 1996. He was employed by TRISM, Inc. from June 1992 until March 1996, last holding the position of President, Trism Maintenance Services, Inc., a subsidiary of TRISM, Inc. For more than five years prior to March 1992, Mr. Samford was Vice President of Maintenance at Burlington Motor Carriers.

     William P. Scales has been a Director of AmeriTruck since November 1995 and was the Chief Executive Officer of Scales from 1984 until March 1997. Mr. Scales previously held managerial positions with Ranger Transportation and with Refrigerated Transportation Company, Inc. and has 29 years experience in the trucking industry.

ITEM 11.  EXECUTIVE COMPENSATION

     (a)  Compensation to Named Executive Officers.
          ----------------------------------------

          The following table summarizes the total compensation paid by the Company or one of the Operating Companies for services rendered during the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer, to each of the four other most highly compensated executive officers of the Company at the end of 1996 and to two former executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                               ------------------------------------
                                              Annual Compensation                        Awards             Payouts
                                   ----------------------------------------    -------------------------    -------
                                                                                                Securities
                                                                 Other Annual     Restricted    Underlying               All Other
      Name and                                                   Compensation       Stock        Options/      LTIP    Compensation
  Principal Position         Year   Salary      Bonus (1)            (2)           Award(s)       SARs (#)    Payouts       (3)
---------------------------  ----  ---------   ------------      ------------     -----------   ----------   --------  ------------
Michael L. Lawrence          1996   $121,875   $          -           $ 6,300           $ -           -          -       $       -
    President and Chief      1995     75,085              -                 -             -           -          -           7,819
     Executive Officer       1994     75,085         95,000                 -             -           -          -           8,024
Richard A. Beauchamp         1996    200,099              -            22,812             -           -          -           1,795
    Chairman, ART            1995     25,000              -                 -             -           -          -               -
                             1994          -              -                 -             -           -          -               -
Kenneth H. Evans, Jr.        1996    192,000              -             6,300             -           -          -               -
    Chief Financial and      1995     16,000         75,000                 -             -           -          -               -
     Accounting Officer      1994          -              -                 -             -           -          -               -

William P. Scales            1996    150,000              -             5,600             -           -          -               -
    President, Scales        1995     25,000              -                 -             -           -          -               -
                             1994          -              -                 -             -           -          -               -
Joseph M. Samford            1996    120,833         16,066             6,300             -           -          -               -
    Executive Vice           1995          -              -                 -             -           -          -               -
     President -             1994          -              -                 -             -           -          -               -
     Equipment and
     Maintenance

Michael J. Crowe             1996    173,560         67,000             4,200             -           -          -               -
    Former President,        1995    120,251        104,000                 -             -           -          -               -
    W&L                      1994    116,294        254,890                 -             -           -          -               -
Randy Thompson               1996    150,121              -             6,300             -           -          -               -
    President, TBI           1995    132,340              -                 -             -           -          -          13,782
    Mail Division            1994    124,380        113,000                 -             -           -          -          13,299

(1) The bonus awards for the executive officers named in the table were paid pursuant to the annual incentive compensation plans described in the "Report on Executive Compensation."

(2)  The other annual compensation includes amounts paid for monthly allowances.

(3) All other compensation includes matching contributions to the Company's 401(k) Plan or a company contribution under the profit sharing plan.

                    OPINION/SAR GRANTS IN 1996 FISCAL YEAR

The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning the grant of options during 1996.

                                                % of Total                                        Potential Realizable
                                               Options/SARs                                      Value at Assumed Annual
                              Number of         Granted to                                         Rates of Stock Price
                              Securities       Employees in                                        Appreciation for
                              Underlying        Year ended      Exercise or                           Option Term(2)        Grant
    Name and                  Options/SARs     December 31,      Base Price     Expiration       ----------------------     Date
Principal Position            Granted (#)          1996          ($/Sh) (1)        Date              5%          10%        Price
------------------            ------------     ------------     -----------     ------------     ---------     --------    -------
Michael L. Lawrence              30,000            4%              $4.00        May 16, 2006      $ 75,467     $191,249     $4.00
  President and Chief
   Executive Officer
Richard A. Beauchamp                  -            -                   -                   -             -            -         -
   Chairman, ART
Kenneth H. Evans, Jr.            20,000            3%              $4.00        May 16, 2006      $ 50,312     $127,499     $4.00
   Chief Financial and
    Accounting Officer
William P. Scales                40,000            5%              $4.00        May 16, 2006      $100,623     $254,999     $4.00
   President, Scales
Joseph M. Samford                30,000            4%              $4.00       March 10,2006      $100,623     $254,999     $4.00
   Executive Vice                10,000            1%              $4.00        May 10, 2006
    President - Equipment
    and Maintenance
Michael J. Crowe                 40,000            5%              $4.00        May 16, 2006      $100,623     $254,999     $4.00
   Former President, W&L
Randy Thompson                   30,000            4%              $4.00        May 16, 2006      $ 75,467     $191,249     $4.00
   President, TBI Mail
    Division

(1) Exercise prices represent the fair market value, as determined by the Board of Directors, on the date of grant.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock. These dollar amounts represent gain before income taxes.

                  AGGREGATED 1996 STOCK OPTION/SAR EXERCISES
                        AND YEAR-END OPTION/SAR VALUES

   The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning their exercise of options during 1996 and unexercised stock options held as of the end of 1996.

                                                                       Number of Securities
                                                                      Underlying Unexercied       Value of Unexercised in-the-Money
                                                                     Options/SARs at Year End         Options/SARs at Year End
        Name and            Share Acquired            Value          -------------------------       ------------------------------
    Principal Position      of Exercise (#)         Realized ($)     Exercisable Unexercisable       Exercisable  Unexercisable
    ------------------     ----------------         -----------      ----------- -------------       -----------  -------------

Michael L. Lawrence               -                       -             9,411        20,589                 -            -
  President and Chief
   Executive Officer
Richard A. Beauchamp              -                       -                 -             -                 -            -
  Chairman, ART
Kenneth H. Evans, Jr.             -                       -           111,274        13,726                 -            -
  Chief Financial and
  Accounting Officer
William P. Scales                 -                       -            12,548        27,452                 -            -
  President, Scales
Joseph M. Samford                 -                       -            15,301        24,699                 -            -
  Executive Vice
   President - Equipment
    and Maintenance
Michael J. Crowe                  -                       -                 -             -                 -            -
  Former President, W&L
Randy Thompson                    -                       -             9,411        20,589                 -            -
  President TBI, Mail
   Division

(b)  Stock Option Plan
     -----------------

     In 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan ("1995 Plan"), which provides for the grant of incentive stock options and nonstatutory stock options to employees, and for the grant of nonstatutory stock options to consultants, of the Company and its subsidiary corporations. A maximum of 927,887 shares of Class A Common Stock, $.01 par value, ("Common Stock") are currently reserved for issuance under the 1995 Plan. After giving effect to the 1995 and 1996 acquisitions there are approximately 3,500,000 shares of Common Stock outstanding and a warrant to purchase 375,000 shares of Common Stock. No individual may be granted options under the 1995 Plan for a number of shares in excess of two-thirds of the shares that from time to time may be reserved for issuance under the 1995 Plan.

     The 1995 Plan is administered by the Compensation Committee, which has authority to determine which eligible individuals are to receive options, the terms of such options, including the status of such options as incentive or nonstatutory stock options under the federal income tax laws, the numbers of shares, exercise prices, and times at which the options become and remain exercisable, and the time, manner, and form of payment upon exercise of options, including cashless exercise or payment of the exercise price with a promissory note. The exercise price of incentive stock options granted under the 1995 plan may not be less than 100 percent of the fair market value of the underlying shares of Common Stock on the date of grant. Options granted under the 1995 Plan may be immediately exercisable, or may become exercisable in such cumulative or non-cumulative installments as the Compensation Committee may determine (subject to acceleration by the Compensation Committee in whole or in part at any time). Incentive stock options may not be exercised after a maximum of three months following termination of the optionee's employment with the Company or one of its affiliates, except in the event that termination is due to death or disability, in which case the incentive stock option is exercisable for a maximum of one year after such termination. Such three-month and one-year periods may be shortened by the Compensation Committee in the option agreement evidencing an option grant. In any event, no incentive stock option may be exercised after the tenth anniversary of its date of grant.

     In the event of any stock dividend, stock split, or reverse stock split affecting Common Stock, the numbers of shares and exercise prices of outstanding options under the 1995 Plan will be proportionately adjusted. In the event of a reclassification or change of outstanding shares of Common Stock, upon exercise of an option granted under the 1995 Plan, the optionee will receive such shares of stock or other securities as are equivalent in kind and value to the shares of Common Stock that the optionee would have received if he had exercised the option immediately prior to such reclassification or change and thereafter had continued to hold those shares and all other shares, stock, and securities thereafter issued in respect thereof.

     In the event of a consolidation or merger of the Company with or into another company, or the sale to another company of all or substantially all of the Company's assets, then, subject to the following sentence, upon exercise of an option granted under the 1995 Plan, the optionee will receive such shares of stock or other securities as are equivalent in kind and value to the shares of stock and/or other securities that the optionee would have received if he had held the full number of shares of Common Stock subject to the option immediately prior to such consolidation, merger, or sale, and thereafter had continued to hold those shares and all other shares, stock, and securities thereafter issued in respect thereof. Unless any particular option agreement provides otherwise, however, in the event of any such consolidation, merger, or sale the Compensation Committee in its discretion may provide instead that any outstanding option will terminate, to the extent not previously exercised, either (i) as of the date of such transaction in consideration of the Company's payment to the optionee of an amount of cash equal to the difference between the aggregate fair market value of the shares of the Company's Common Stock for which the option is then exercisable and the aggregate exercise price for such shares under the option, or (ii) at the close of a period of not less than ten days specified by the Compensation Committee and commencing on the Compensation Committee's delivery of written notice to the optionee of its decision to terminate such option without payment of such consideration.

     Upon dissolution or liquidation of the Company, all outstanding options granted under the 1995 Plan will terminate to the extent not previously exercised.

     The Company's Board of Directors may at any time terminate the 1995 Plan or make such modifications of the 1995 Plan as it deems advisable. No termination or amendment of the 1995 Plan may adversely affect the rights of any individual to whom an option has previously been granted without such individual's consent.

     As of December 31, 1996, options to purchase approximately 812,000 shares of Common Stock have been granted under the 1995 Plan and are outstanding, and options to purchase approximately 116,000 additional shares of Common Stock were available for future grants under the 1995 Plan.

(c)  Compensation of Directors.
     -------------------------

     Mr. Greenwood received compensation as a director in the amount of $1,000 per month and $1,000 per committee meeting. Mr. Greenwood has also been awarded options to purchase 20,000 shares of the Company's Common Stock. No other director received any compensation for his service as a director.
     All directors will be reimbursed for any out-of-pocket expenses incurred in attending Board of Directors meetings.

(d)  Employment Contracts and Termination of Employment.
     --------------------------------------------------

     Employment Agreements have been entered into by AmeriTruck or one of the Operating Companies, as specified below, with each of Messrs. Lawrence, Bangerter, Beauchamp, Crowe, Evans, Scales and Thompson.

     Mr. Lawrence, the Chairman and Chief Executive Officer of AmeriTruck, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $75,000 annually through October 31, 1996, and thereafter, an annual base salary of $300,000. Any additional increases are at the discretion of AmeriTruck's board of directors.

     Mr. Beauchamp, the Chief Executive Officer of ART, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $150,000 with increases thereafter being at the discretion of the employer's board of directors.

     Mr. Crowe, the former President of W&L, had entered into an employment agreement having a term expiring in November 1997 and providing for a base salary of $150,000 for the first twelve months following execution of an amendment to the employment agreement in November 1995 with any increases thereafter being at the discretion of W&L's board of directors.

     Mr. Evans, the Chief Financial Officer and Executive Vice President of the Company, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $192,000 for the first twelve months with any increases thereafter being at the discretion of the Company's board of directors.

     Mr. Samford, the Executive Vice President of Equipment and Maintenance of the Company, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $150,000 annually, with increases thereafter being at the discretion of the Company's board of directors.

     Mr. Scales, the President of Scales until March 1997, had entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $150,000 with increases thereafter being at the discretion of Scales' board of directors.

     Mr. Thompson, the President of TBI Mail Division, has entered into an employment agreement having a term expiring in July 1997 and providing for a base salary of $150,000 for the first twelve months following execution of an amendment to the employment agreement in November 1995. Increases are at the discretion of TBI's board of directors.

     Mr. Damico, the President of KTL, has entered into an employment agreement having a term expiring November 1998 and providing for a base salary of $150,000 annually, with increases thereafter being at the discretion of the Company's board of directors.

     Each of the above described employment agreements includes a severance clause under the terms of which the employee is entitled to severance pay if during the term of the agreement or a renewal term, his employment is terminated without cause by written notice by the employer to the employee. Under this severance clause, the employer must continue to pay to the employee his base salary as in effect prior to the termination, such salary being payable until the longer of (i) one year after the date of termination, or (ii) the end of the stated term of the agreement. In addition, each of the above described employment agreements provides that upon the employee's termination (i) without cause by written notice by the employer to the employee or (ii) due to the death or disability of the employee, the employee is entitled to receive the management incentive bonus (described below under "Long-Term Incentive Plan"), if any, that the employee would have received for the fiscal year of the Company in which the employment was terminated. The employee is not entitled to such severance pay or management incentive bonuses in the event of a termination for cause.

     Each of the above described employment agreements also provides that the employee shall be provided accident, disability and health insurance under the respective employer's group accident, disability and health insurance plan maintained for its full-time salaried employees.

     Each of the above described employment agreements also contains a non-competition provision pursuant to which the employee is prohibited, during the term of his employment and generally for one year thereafter, from engaging, within a designated area described below, in competition with the employer, from diverting to any competitor of the employer any customer of the employer, and from soliciting or encouraging any officer, employee or consultant of the employer to leave the employment of the employer for employment with any competitor of the employer. Each of the above described employment agreements provides that the employee may not compete with the employer for the time periods and under the circumstances described above anywhere within the continental United States of America.

(e)  Long-Term Incentive Plan.
     ------------------------

     Senior management of the Company and each of the Operating Companies are eligible to participate in an executive incentive compensation plan pursuant to which, in general, they will be paid annual bonuses based upon the financial performance of both their respective individual Operating Companies and that of the Company. The bonus for each participant will be determined by reference to the relevant Operating Company's growth and return on invested capital as well as an assessment of the participant's individual performance rating.

(f)  Compensation Committee Interlocks and Insider Participation.
     -----------------------------------------------------------

     Messrs. Michael L. Lawrence and William E. Greenwood have been the members of the Compensation Committee since the Company's inception. Mr. Lawrence is also President and Chief Executive Officer of the Company.

(g)  Board Compensation Committee Report.
     -----------------------------------

     The following report is presented by the Compensation Committee of the Board (the "Committee"). The Compensation Committee consists of Messrs. Lawrence and Greenwood. The committee administers the executive compensation policies of the Company. All actions of the committee pertaining to executive compensation are submitted to the Board of Directors for approval.

     The Company's executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing "pay for performance" by having a significant portion of the executive's compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company's executive compensation program are base salary, incentive compensation, and stock options. In addition, the Company recognizes individual contributions as well as overall business results, using a discretionary bonus program.

     In 1996 no bonuses were paid to the Company's Executive Officers and annual salaries were primarily determined based upon the amounts required under their employment contracts. The Company increased Mr. Beauchamp's salary in 1996 above the salary required in his employment agreement in light of his increased responsibilities for the Company's temperature controlled operations.

     Chief Executive Officer

     Mr. Lawrence's base salary is determined by the terms of his employment agreement with the Company. See "Employment Contracts and Termination of Employment". In light of the Company's financial performance in 1996, the Company did not pay any bonuses to its executive officers, including Mr. Lawrence.

                                                MICHAEL L. LAWRENCE
                                                WILLIAM E. GREENWOOD

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------

          The following table sets forth certain information regarding beneficial ownership of the Common Stock of the Company by each person known to the Company to own beneficially more than 5 percent of its outstanding Common Stock.

                                                          Amount and Nature of
                 Name and Address                        Beneficial Ownership      Percent of Class(1)
                 ----------------                        -------------------       -------------------

                 BancBoston Ventures, Inc.(2)                 1,394,814                  39.8%
                   100 Federal Street
                   Boston, MA  02110

                 William P. Scales(3)                           392,217                  11.2%
                   c/o Scales Transport Corporation
                   507 A Samples Scales Road
                   P.O. Box 189
                   Homer, GA  30547

                 Michael L. Lawrence                            361,239                  10.3%
                   c/o AmeriTruck Distribution Corp.
                   301 Commerce, Suite 1101
                   Fort Worth, TX  76102

                 Randy Thompson                                 338,782                   9.7%
                   c/o Thompson Bros., Inc.
                   3605 Teem Drive
                   Sioux Falls, SD  57107

                 Richard Beauchamp(4)                           283,363                   8.1%
                   c/o AmeriTruck Refrigerated
                    Transport, Inc.
                   4200 Northside Parkway
                   Building 8, Suite C
                   Atlanta, GA  30327

                  Ronald N. Damico                              225,000                   6.4%
                    c/o KTL, Inc.
                    1501 Lake Ave.
                   Largo, FL 34641

          (1) Represents percentage ownership of all outstanding classes of Common Stock. All stockholders except BBV hold shares of Class A Common Stock.
          (2) Excludes a warrant issued to BBV exercisable on or after February 15, 1996 for 375,000 shares.
          (3) Includes 27,860 shares held by Mr. Scales' spouse. Mr. Scales disclaims beneficial ownership with respect to these shares.
          (4) Includes 278,587 shares held by Mr. Beauchamp's spouse. Mr. Beauchamp disclaims beneficial ownership with respect to these shares.

     (b)  Security Ownership of Management.
          --------------------------------

          The following table shows as of March 15, 1997 the beneficial ownership of the Company's Common Stock by each director, Named Executive Officer and officers and directors as a group.

                                                                   Amount and Nature
                                                   Name of           of Beneficial      Percent
                  Title of Class              Beneficial Owner         Ownership        of Class
                                              ----------------     -----------------   ----------
                 Class A Common               William P. Scales        392,217(1)         11.2%
                                              Michael L. Lawrence      361,239            10.3%
                                              Richard Beauchamp        283,363(2)          8.1%
                                              Kenneth H. Evans, Jr.(3)
                                              Michael J. Langevin(4)   102,934             2.9%
                                              All Directors and
                                                Executive Officers
                                                as a Group (9)
                                                Persons              1,139,753            32.5%

          (1) Includes 27,860 shares held by Mr. Scales' spouse. Mr. Scales disclaims beneficial ownership with respect to these shares.
          (2) Includes 278,587 shares held by Mr. Beauchamp's spouse. Mr. Beauchamp disclaims beneficial ownership with respect to these shares.
          (3)  Mr. Evans holds options to purchase 125,000 shares.
          (4) Dunbar Associates, Inc. owns 102,934 shares. The President of Dunbar Associates, Inc. is Vickie D. Langevin, Mr. Langevin's spouse. Mr. Langevin disclaims any beneficial ownership with respect to these shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          AGREEMENTS AND RELATED TRANSACTIONS

          The information contained herein relating to the Stock Purchase Agreement and the Employment Agreements (each as defined herein) is qualified in its entirety by reference to the complete text of such agreements, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

          Stock Purchase Agreement

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

          Employment Agreements

          In connection with the 1995 acquisitions, the Company entered into or amended employment agreements with each of the members of senior management. In addition, in connection with the KTL acquisition, the Company entered into an employment agreement with Ronald N. Damico. For a description of the employment agreements, see Item 11 - "Employment Contracts and Termination of Employment."

          Payments To Management and Significant Stockholders

          In connection with the KTL acquisition, Ronald N. Damico received $8,118,000 in cash and 225,000 shares of Common Stock in exchange for his interest in KTL.


          PRE-1995 TRANSACTIONS

          Since January 1, 1994, the Operating Companies have entered into a number of transactions with significant stockholders, officers and directors. Certain of these transactions were still in effect in 1996.


          CMS

          The spouse of Mr. Richard A. Beauchamp (a stockholder and director of the Company and an executive officer of CMS) owed CMS $639,073 as of June 30, 1995, representing an unsecured advance. Prior to completion of the Initial Offering, CMS forgave $437,823 of such amount. The balance of $201,250 is represented by an interest-bearing note (with interest at the lowest rate required by the Internal Revenue Service to avoid imputation of interest income) due in ten years, with certain mandatory prepayments in the event of public sales of Common Stock held by Mrs. Beauchamp.


          REAL PROPERTY LEASES

          Scales entered into lease agreements with respect to its Tampa, Florida and Homer, Georgia facilities, respectively, with Phil and Barbara Scales, the owners of both such facilities. Mr. Scales is a stockholder and director of the Company, and he was an executive officer of Scales until March 1997. Scales paid a total of $38,844 rent to Mr. and Mrs. Scales during 1994 under the terms of the lease agreement with respect to the Tampa facility and no rent to Mr. And Mrs. Scales during 1994 under the terms of the lease agreement with respect to the Homer facility, but did pay the taxes and insurance with respect to the Homer facility. In connection with the Acquisitions these leases were revised to provide for three-year terms, terminable by either party upon six-months' prior notice, and rent of $57,600 per year for the Tampa facility and $6,000 per year for the Homer facility.

          In connection with the KTL acquisition, the Company entered into a lease with Ronald N. Damico and his spouse as discussed above under "Stock Purchase Agreement."

          ARRANGEMENTS WITH DUNBAR ASSOCIATES, INC.

          TBI has entered into a Consulting and Non-Competition Agreement with Dunbar Associates, Inc. ("Dunbar"), pursuant to which Dunbar agreed to provide, through its representative, consulting services to TBI for a term extending until November 13, 1998 (renewable for additional one year terms thereafter upon the consent of the parties thereto). TBI agreed to pay transaction fees to Dunbar, as approved by TBI's board of directors, in connection with the completion of any major financing or acquisition transaction by TBI, the aggregate amount of which transaction fees shall not be less than $192,000 nor more than $492,000 during any calendar year. TBI also agreed to pay a retainer to Dunbar in the amount of $16,000 per month during the term of the agreement, such retainer being applied against the amount of transaction fees earned by Dunbar as described above. Michael J. Langevin, a Director of the Company, is an employee of Dunbar, which is owned by his spouse.

          Dunbar has also issued separate promissory notes in favor of TBI and W&L, in the original principal amounts of $245,235 and $491,104, respectively, in connection with Dunbar's purchase of capital stock of TBI and W&L. This stock was subsequently converted into shares of the Company's Common Stock in connection with the Acquisitions. Each of the promissory notes is secured by these shares and is payable in one installment which is due on October 10, 2005. Each of the promissory notes bears interest at the rate of 6.77 percent per annum, such interest being payable at maturity.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements
       Consolidated Balance Sheets at December 31, 1996 and 1995
       Consolidated Statements of Income for the three years ended December 31,
         1996
       Consolidated Statements of Stockholders' Equity for the three years ended
         December 31, 1996
       Consolidated Statements of Cash Flows for the three years ended December
         31, 1996
       Notes to Consolidated Financial Statements
       Report of Independent Accountants


     All schedules for the Company are omitted because they are not required or not applicable. The required information is included in the financial statements or notes thereto.

     EXHIBIT INDEX

     The following exhibits are filed as part of this report.

Exhibit
Number         Description
-------        --------------

*   3.1     Certificate of Incorporation of the Company, as amended.
*   3.2     By-laws of the Company, as amended
*   4.1     Indenture for the Notes, dated as of November 15, 1995, among the
            Company, the Guarantors named therein and The Bank of New York, as
            Trustee (including form of Exchange Note).
*   4.2     Purchase Agreement, dated as of November 10, 1995, among the
            Company, the Guarantors named therein and Smith Barney Inc., as the
            Initial Purchaser.
*   4.3     Registration Rights Agreement, dated November 15,1995, among the
            Company, the Guarantors named therein, and the initial
            Purchaser.
*   4.4     Form of Exchange Note (included in Exhibit 4.1)
**  10.1    First Amendment to Loan Agreement, dated August 13, 1996, to be effective as of June 28, 1996, between the Company and NationsBank of Texas, N.A. (Form 10-Q for the quarter ended September 30, 1996, filed November 1996).
**  10.2    Stock Purchase Agreement, dated as of August 23, 1996, between the
            Company and Ronald N. Damico, including his employment agreement.
            (Form 8-K dated August 23, 1996, filed September 1996).***
**  10.3    Continuing and Unconditional Guaranty, dated as of September 16,
            1996, between KTL and NationsBank of Texas, N.A. (Form 10-Q for the
            quarter ended September 30, 1996, filed November 1996).
**  10.4    Security Agreement, dated as of September 16, 1996, between KTL and
            NationsBank of Texas, N.A. (Form 10-Q for the quarter ended
            September 30, 1996, filed November 1996).
**  10.5    Guarantee of 12 1/4% Senior Subordinated Notes due 2005, Series B,
            dated as of September 19, 1996, by KTL (Form 10-Q for the quarter ended September 30, 1996, filed November 1996).
**  10.6    Loan and Security Agreement, dated February 21, 1996, between Volvo
            Truck Finance North America, Inc. ("Volvo") and the Company and
            certain of its Subsidiaries (Form 8-K dated May 3, 1996, filed May
            1996).
**  10.7    Financing Integration Agreement, dated February 21, 1996, between
            Volvo and the Company and certain of its subsidiaries (Form 8-K dated May 3, 1996, filed May 1996).
**  10.8    Loan Agreement, dated February 1, 1996, between the Company and
            NationsBank of Texas, N.A. (Form 8-K dated May 3, 1996, filed May
            1996).
**  10.9    Asset Purchase Agreement, dated as of January 5, 1996, between CMS
            Transportation Services, Inc. and Freymiller Trucking, Inc., as debtor and debtor-in-possession (Form 8-K dated May 3, 1996, filed
            May 1996).

**  10.10   Consulting and Non-Competition Agreement, dated as of April 1,
            1995, between Thompson Bros., Inc. and Dunbar Associates, Inc.
            (Form 8-K dated May 3, 1996, filed May 1996).***
*   10.11   Agreement and Plan of Reorganization, dated as of October 20, 1995
            (including the amendment thereto dated as of November 14, 1995 and including all exhibits thereto).
*   10.12   Stock Contribution Agreements, dated as of October 20, 1995, among the Company and the stockholders of each of the Operating Companies, respectively (each included in Exhibit 10.11).
*   10.13   Stockholder Agreement, dated as of November 15, 1995, among the
            Company and each of its stockholders (included in Exhibit 10.11).
*   10.14   Registration Rights Agreement, dated as of November 15, 1995, among the Company and each of its stockholders (included in Exhibit
            10.11).
*   10.15   Warrant to Purchase 375,000 Shares of Common Stock of the Company,
            dated as of November 15, 1995, issued to BancBoston Ventures, Inc.
*   10.16   Employment Agreements among the Company and/or certain of
            the Operating Companies and each of Michael L. Lawrence, Paul
            L. Bangerter, Richard Beauchamp, Michael J. Crowe, Kenneth H.
            Evans, Jr., William P. Scales and Randy Thompson.***
*   10.17   1995 Stock Option Plan of the Company.***
    12      Computation of ratio of earnings to fixed charges.
*   16.1    Letter from Deloitte & Touch LLP regarding their dismissal as independent accountants of W&L Services Corp. and Subsidiaries.
*   21      Subsidiaries of the Company and Jurisdictions of Incorporation.
*   24      Powers of Attorney (see signature pages).
    27      Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 33-99716, initially filed with the Securities and Exchange Commission on November 24, 1995, as amended.

**  Exhibit is incorporated by reference as indicated.

*** Management contract or compensatory plan or arrangement.


REPORTS ON FORM 8-K

  During the fourth quarter of 1996, there were no reports filed on Form 8-K.

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERITRUCK DISTRIBUTION CORP.

                                      /s/ Michael L. Lawrence
                                      -------------------------------------
                                      Michael L. Lawrence
                                      Director, Chairman of the Board
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

              Signature                                 Title
              ---------                                 -----


     /s/  Michael L. Lawrence               Director, Chairman of the Board and
------------------------------------        Chief Executive Officer
          Michael L. Lawrence


     /s/  Richard A. Beauchamp              Director
------------------------------------
          Richard A. Beauchamp


     /s/  Kenneth H. Evans, Jr.             Director, Treasurer and Chief
------------------------------------        Financial and Accounting Officer
          Kenneth H. Evans, Jr.


     /s/  William E. Greenwood              Director
------------------------------------
          William E. Greenwood


                                            Director
------------------------------------
          Michael J. Langevin


     /s/  J. Michael May                    Director, General Counsel and
------------------------------------        Secretary
          J. Michael May


                                            Director
------------------------------------
          William P. Scales

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                            Page
Exhibit Number           Description                        Number
--------------           -----------                        ------


  12              Computation of ratio of earnings
                   to Fixed Charges

  27              Financial Data Schedule