Form 10-Q
period 1997-03-31
AMERITRUCK DISTRIBUTION CORP
filed 1997-05-15
CIK 1004153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


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

                               TABLE OF CONTENTS


Part I        FINANCIAL INFORMATION                              Page
                                                                 ----
   Item 1.    Financial Statements                                 1

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations     8

Part II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                   15

   Item 6.    Exhibits and Reports on Form 8-K                    15

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)



                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1997*      1996*
                                          ---------  ---------

Operating revenue                          $55,668    $44,649
                                           -------    -------

Operating expenses:
 Salaries, wages and fringe benefits        19,216     14,441
 Purchased transportation                   13,009     10,184
 Fuel and fuel taxes                         7,485      5,614
 Operating supplies and expenses             3,611      3,002
 Depreciation and amortization of            3,718      2,988
  capital leases
 Claims and insurance                        2,318      1,698
 Operating taxes and licenses                1,283      1,001
 General supplies and expenses               2,612      1,502
 Building and office equipment rents           462        314
 Amortization of intangibles                   293        233
 (Gain) loss on disposal of property            46       (187)
  and equipment                            -------    -------
    Total operating expenses                54,053     40,790
                                           -------    -------

Operating income                             1,615      3,859

Interest expense                             4,494      3,688
Other income (expense), net                    (41)        41
                                           -------    -------

Income (loss) before income taxes and       (2,920)       212
 extraordinary item

Income taxes expense (benefit)              (1,168)        93
                                           -------    -------

Income (loss) before extraordinary item     (1,752)       119

Extraordinary item, loss on early
 retirement of debt,
 net of taxes of $154                            -       (230)
                                           -------    -------

    Net loss                               $(1,752)   $  (111)
                                           =======    =======

*  Comparisons between periods are affected by acquisitions - see Note 2.



         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)

                                           March 31,   December 31,
                                             1997          1996
                                          -----------  -------------
                                          (Unaudited)
                 ASSETS

Current assets:
 Cash and cash equivalents                  $  2,110       $    734
 Accounts and notes receivable, net           27,854         29,001
 Prepaid expenses                              8,140          7,735
 Repair parts and supplies                     1,286          1,092
 Deferred income taxes                         1,467          1,467
 Other current assets                          1,313          1,388
                                            --------       --------
       Total current assets                   42,170         41,417

Property and equipment, net                  100,201        103,801
Goodwill, net                                 39,140         39,399
Notes receivable                                 843            975
Other assets                                   7,566          7,056
                                            --------       --------
       Total assets                         $189,920       $192,648
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt         $ 10,704       $ 11,988
  Accounts payable and accrued expenses       17,030         13,557
  Claims and insurance accruals                1,594          1,684
  Other current liabilities                      542            593
                                            --------       --------
       Total current liabilities              29,870         27,822

Long-term debt                               155,497        157,338
Deferred income taxes                          7,403          8,571
Other liabilities                              2,726          2,741
                                            --------       --------
       Total liabilities                     195,496        196,472
                                            --------       --------

Stockholders' equity (deficiency):
 Common stock; $.01 par value; 3,503
  shares issued and outstanding                   35             35
 Additional paid-in capital                      898            898
 Loans to stockholders                        (1,880)        (1,880)
 Accumulated deficit                          (4,629)        (2,877)
                                            --------       --------

       Total stockholders' equity
        (deficiency)                          (5,576)        (3,824)
       Total liabilities and                --------       --------
        stockholders' equity
        (deficiency)                        $189,920       $192,648
                                            ========       ========


         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1997*      1996*
                                          ---------  ---------

OPERATING ACTIVITIES:
 Net loss                                  $(1,752)  $   (111)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization of
   capital leases                            3,718      2,988
  Amortization of intangibles                  293        233
  (Gain) loss on disposal of property
   and equipment                                46       (187)
  Provision (benefit) for deferred
   income taxes                             (1,168)        93
  Extraordinary item, loss on early
   retirement of debt, net of taxes              -        230
  Other, net                                  (293)        (2)
  Changes in current assets and
   liabilities:
     Accounts and notes receivable, net     (1,296)    (5,914)
     Prepaid expenses                         (796)    (1,637)
     Repair parts and supplies                (194)        12
     Other current assets                       88         58
     Accounts payable and accrued
      expenses                               3,444      1,762
     Claims and insurance accruals             (90)       461
     Other current liabilities                 (50)        70
                                           -------   --------
      Net cash provided by (used in)
       operating activities                  1,950     (1,944)
                                           -------   --------

INVESTING ACTIVITIES:
 Purchase of Freymiller assets, net of
  liabilities assumed                            -    (18,128)
 Purchase of property and equipment         (1,388)    (9,587)
 Proceeds from sale of property and
  equipment                                  3,914      1,200
 Other, net                                    189       (261)
                                           -------   --------
      Net cash provided by (used in)
       investing activities                  2,715    (26,776)
                                           -------   --------

FINANCING ACTIVITIES:
 Revolving line of credit                    1,022          -
 Proceeds from issuance of long-term
  debt                                           -     29,448
 Repayment of long-term debt                (4,183)   (13,465)
  Other, net                                  (128)      (663)
                                           -------   --------
      Net cash provided by (used in)
       financing activities                 (3,289)    15,320
                                           -------   --------
Net increase (decrease) in cash and
 cash equivalents                            1,376    (13,400)
Cash and cash equivalents, beginning of
 period                                        734     15,286
                                           -------   --------
Cash and cash equivalents, end of period   $ 2,110   $  1,886
                                           =======   ========

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                 $ 1,598   $  1,015
  Income taxes                                  39         96
 Property and equipment financed
  through capital lease obligations and
  other debt                                     -        110

* Comparisons between periods are affected by acquisitions - see Note 2.


         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. ACCOUNTING POLICIES AND INTERIM RESULTS

     The 1996 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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

2. ACQUISITIONS

     AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995: W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc., ("Bangerter"), CMS Transportation Services, Inc. and certain related companies, Scales Transport Corporation and a related company ("Scales") and C.B.S. Express, Inc. ("CBS"). Prior to these acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis. In addition, these stockholders controlled approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of these acquisitions. Therefore, these common stockholders of W&L and TBI have been treated as the acquirer for purposes of accounting for these acquisitions.

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

  Pending Acquisitions

     Subsequent to March 31, 1997, the Company has signed a definitive agreement to acquire the capital stock of Tran-Star, Inc. ("Tran-Star") which is owned by Allways Services, Inc. Tran-Star is a carrier of refrigerated and non-refrigerated products. Tran-Star had 1996 revenues of $68.5 million. The purchase price for this acquisition is $3.8 million, payable in cash. The Company also would assume or refinance indebtedness estimated at approximately $30 million. In addition, under the terms of the agreement the Company would lease a terminal at Etters, Pennsylvania from a Tran-Star affiliate for one year, and purchase the property at the end of the lease term for $500,000, less any environmental remediation costs incurred by the Company or Tran-Star in connection with the property. If this acquisition is completed, the Company intends to coordinate Tran-Star's activities with those of the other Operating Companies. Tran-Star, headquartered in Waupaca, Wisconsin, operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals at Etters and Scranton, Pennsylvania.

     The Company has also signed a definitive agreement with subsidiaries of ConAgra, Inc. ("ConAgra") to acquire the capital stock of Monfort Transportation Company ("Monfort Transportation") and Lynn Transportation Co., Inc. ("Lynn Transportation"). Monfort Transportation and Lynn Transportation operate primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. Under the terms of this Agreement the purchase price is $15 million, payable in cash. The Company would also sublease certain operating equipment from ConAgra or its subsidiaries. Under the terms of the proposed acquisition, AmeriTruck would enter into a Transportation Services Agreement with subsidiaries of ConAgra. Under the terms of this agreement, these ConAgra subsidiaries would agree to tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Eckerich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The agreement would have a four year term, with pricing fixed for the first two years and to be adjusted for the third and fourth years.

     The Company intends to complete both the Tran-Star acquisition and the acquisitions from ConAgra by the end of May. However, these acquisitions are subject to a number of conditions and no assurances can be made that the Company will complete these acquisitions.

3. LONG-TERM DEBT

  NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has provided a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has provided a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $24.5 million at March 31, 1997 and were primarily used for the purchase of the Freymiller Assets and the KTL acquisition. Available borrowings were $4.4 million at March 31, 1997 as there were $1.1 million in letters of credit outstanding.

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

     In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $42 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to
  2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $26.7 million at May 6, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. Available borrowings were $13.7 million at May 6, 1997 as there were $910,000 in letters of credit outstanding.

    The Company's obligations under the FINOVA Credit Facility are collateralized by substantially all of the unencumbered assets of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, the borrowings under the FINOVA Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

    The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Current Ratio, Net Worth, Debt Service Coverage Ratio and Operating Ratio.

  Volvo Credit Facilities

     In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of March 31, 1997, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

     At March 31, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.7 million at March 31, 1997; however, available financing under this facility is less than $4 million as financing was also obtained through operating leases.

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

5.  OTHER INCOME (EXPENSE), NET

     Other income (expense) consists of the following for the three months ended March 31 (in thousands):

                                        1997    1996
                                       ------  ------

     Interest income                   $  43   $ 151
     Amortization of financing fees     (124)   (115)
     Miscellaneous, net                   40       5
                                       -----   -----
                                       $ (41)  $  41
                                       =====   =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three months ended March 31, 1996 include W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) for the entire period and the results of ART, as it relates to the Freymiller Assets since February 5, 1996. Results for the three months ended March 31, 1997 for the Company include the results of W&L, TBI, Bangerter, the CMS distribution business, Scales (including the CBS Express business), ART and KTL.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Net Income

   For the quarter ended March 31,1997, the Company had a net loss of $1.8 million compared with a net loss of $111,000 for the same period in 1996. Results for the first quarter of 1997 were negatively impacted primarily by severe weather, escalating fuel costs, ongoing losses stemming from the Freymiller acquisition (see "Opportunistic Acquisitions") and an increase in interest costs. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt of $230,000, net of taxes of $154,000. These early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995.

Revenues

   First quarter revenues for 1997 improved $11.0 million, or 25 percent, compared with the first quarter of 1996. Revenues from KTL represent $7.4 million, or 67 percent of this increase. The remaining increase is primarily attributable to an additional month of revenues generated from the purchase of the Freymiller Assets in February 1996.

Expenses

   The following table sets forth operating expenses as a percentage of revenues and the related variance from 1997 to 1996.

                                            THREE MONTHS ENDED
                                                 MARCH 31          VARIANCE
                                            ------------------     INCREASE
                                              1997       1996     (DECREASE)
                                              ----       ----     ----------

 Salaries, wages and fringe benefits          34.5%      32.4%        2.1%
 Purchased transportation                     23.4       22.8         0.6
 Fuel and fuel taxes                          13.4       12.6         0.8
 Operating supplies and expenses               6.5        6.7        (0.2)
 Depreciation and amortization of
  capital leases                               6.7        6.7           -
 Claims and insurance                          4.2        3.8         0.4
 Operating taxes and licenses                  2.3        2.2         0.1
 General supplies and expenses                 4.7        3.4         1.3
 Building and office equipment rents           0.8        0.7         0.1
 Amortization of intangibles                   0.5        0.5           -
 (Gain) loss on disposal of property
  and equipment                                0.1       (0.4)        0.5
                                              ----       ----        ----
      Operating Ratio                         97.1%      91.4%        5.7%
                                              ====       ====        ====


   Salaries, wages and fringe benefits for the first quarter of 1997 increased
2.1 percentage points as a percentage of revenue. This increase is primarily due to an increase in driver wages which replaced driver per diems at three of the operating companies and due to an increase in salaries at corporate as a result of continued development of corporate staff after the first quarter of 1996.

   Purchased transportation costs were up 0.6 percentage points as a percent of revenue when compared with the first quarter of 1996. This increase is primarily due to a higher percentage of equipment held under operating leases and an increase in owner operator miles.

   Fuel and fuel taxes increased as a percent of revenue by 0.8 percentage points due to unfavorable fuel price variances and due to lower miles per gallon as a result of severe weather. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the first quarter of 1997 was approximately 10 cents above the average price for the first quarter of 1996. The Company has seen its fuel prices increase at a rate slightly below this national average due to the Company's ability to buy fuel at a discount during the first quarter of 1997.

   Operating supplies and expenses for the Company decreased as a percentage of revenue when compared with the first quarter of 1996. This decrease was due to lower maintenance costs for the Company, which resulted from newer equipment being put into service.

   Claims and insurance expenses increase 0.4 percentage points as a percent of revenue. This increase is primarily due to unfavorable claims experience caused by severe winter weather.

   General supplies and expenses increased 1.3 percentage points for the first quarter of 1997 as a percentage of revenue when compared with the same period in 1996. This increase is due to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which should be partially offset in the future by improved operating efficiencies.

   Interest expense increased $806,000 for the quarter ended March 31, 1997 over the same period in 1996 due to an increase in the levels of debt outstanding. Debt levels increased primarily due to the financing of new tractors and trailers, the debt acquired in connection with the KTL acquisition and borrowings under the Volvo line of credit.


CONTINGENCIES

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


LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities for the three months ended March 31, 1997 was $2.0 million compared with net cash used in operating activities of $1.9 million for the three months ended March 31, 1996. The increase of $3.9 million was primarily attributable to an increase in working capital activities, primarily additional cash from the collection of accounts receivable and favorable activity in accounts payable and accrued expenses. The increase in working capital activities were partially offset by an increase in net loss of $1.6 million and a deferred tax benefit for the first quarter of 1997.

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

NationsBank Credit Facility

   In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank has provided a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility can be used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. Pursuant to the NationsBank Credit Facility, as amended, NationsBank has provided a $30 million revolving credit facility, with a $7 million sublimit for letters of credit, maturing on February 1, 1998, at which time the revolving credit facility will convert into a term loan maturing on February 1, 2003. This facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base exceeds $30 million. Borrowings under the NationsBank Credit Facility bear interest at a per annum rate equal to either NationsBank's base rate or the rate of interest offered by NationsBank in the interbank eurodollar market plus an additional margin ranging from 1.5 percent to 2.0 percent based on the Senior Funded Debt Ratio of the Company. The Company also pays a letter of credit issuance fee and a quarterly unused facility fee. Borrowings under the NationsBank Credit Facility were $24.5 million at March 31, 1997 and were primarily used for the purchase of the Freymiller Assets and the KTL acquisition. Available borrowings were $4.4 million at March 31, 1997 as there were $1.1 million in letters of credit outstanding.

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

   In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $42 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $26.7 million at May 6, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. Available borrowings were $13.7 million at May 6, 1997 as there were $910,000 in letters of credit outstanding.

   The Company's obligations under the FINOVA Credit Facility are collateralized by substantially all of the unencumbered assets of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, the borrowings under the FINOVA Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

   The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and requirements that the Company maintain a specified Current Ratio, Net Worth, Debt Service Coverage Ratio and Operating Ratio.

Volvo Credit Facilities

   In February 1996, the Company and its subsidiaries entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of March 31, 1997, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

   At March 31, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.7 million at March 31, 1997; however, available financing under this facility is less than $4 million as financing was also obtained through operating leases.

   The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

Capital  Expenditures and Resources

   For the three months ended March 31, 1997, the Company had proceeds from property and equipment dispositions in excess of capital expenditures of $2.5 million compared with capital expenditures, net of cash proceeds from dispositions, of $8.4 million for the three months ended March 31, 1996, excluding the purchase of the Freymiller Assets. The proceeds from property and equipment dispositions for the first quarter of 1997 were primarily for the replacement of tractors, some of which were financed through debt, with new tractors financed through operating leases.

   During 1997, the Company plans to purchase approximately 450 new trucks, including the remaining Volvo trucks. Approximately 300 of these new tractors will replace existing tractors. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available. These plans exclude any new equipment purchases for acquired companies.

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

Opportunistic Acquisitions

   The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into other specialized trucking segments. Through acquisitions, the Company believes it can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets. AmeriTruck has entered into revolving credit facilities, the Volvo Line of Credit and the FINOVA Credit Facility, which will give AmeriTruck the ability to pursue acquisitions that the Company could not otherwise fund through cash provided by operations. In addition to revolving credit facilities, the Company may finance its acquisitions through equity issuances, seller financing and other debt financings.

   Subsequent to March 31, 1997, the Company has signed a definitive agreement to acquire the capital stock of Tran-Star, Inc. ("Tran-Star") which is owned by Allways Services, Inc. Tran-Star is a carrier of refrigerated and non-refrigerated products. Tran-Star had 1996 revenues of $68.5 million. The purchase price for this acquisition is $3.8 million, payable in cash. The Company also would assume or refinance indebtedness estimated at approximately $30 million. In addition, under the terms of the agreement the Company would lease a terminal at Etters, Pennsylvania from a Tran-Star affiliate for one year, and purchase the property at the end of the lease term for $500,000, less any environmental remediation costs incurred by the Company or Tran-Star in connection with the property. If this acquisition is completed, the Company intends to coordinate Tran-Star's activities with those of the other Operating Companies. Tran-Star, headquartered in Waupaca, Wisconsin, operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals at Etters and Scranton, Pennsylvania.

   The Company has also signed a definitive agreement with subsidiaries of ConAgra, Inc. ("ConAgra") to acquire the capital stock of Monfort Transportation Company ("Monfort Transportation") and Lynn Transportation Co., Inc. ("Lynn Transportation"). Monfort Transportation and Lynn Transportation operate primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. Under the terms of this Agreement the purchase price is $15 million, payable in cash. The Company would also sublease certain operating equipment from ConAgra or its subsidiaries. Under the terms of the proposed acquisition, AmeriTruck would enter into a Transportation Services Agreement with subsidiaries of ConAgra. Under the terms of this agreement, these ConAgra subsidiaries would agree to tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Eckerich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The agreement would have a four year term, with pricing fixed for the first two years and to be adjusted for the third and fourth years.

   The Company intends to complete both the Tran-Star acquisition and the acquisitions from ConAgra by the end of May. However, these acquisitions are subject to a number of conditions and no assurances can be made that the Company will complete these acquisitions.

   The Company believes that these acquisitions, if completed, would provide the Company with a number of opportunities for improving operating efficiencies, including the potential for increased load ratios, improvements in purchasing, and improved equipment utilization and productivity. However, there can be no assurances that the Company will achieve these goals. See "Forward Looking Statements and Risk Factors."

   The Company is a holding company with no operations of its own. The Company's ability to make required interest payments on the Subordinated Notes depends on its ability to receive funds from the Operating Companies. The Company, at its discretion, controls the receipt of dividends or other payments from the Operating Companies.


OTHER MATTERS

Inflation and Fuel Costs

   Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating cost or fuel price increases without freight rate increases would adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Expenses."

   The industry as a whole has seen dramatic increases in fuel prices.
According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel peaked during the month of October at $1.329 and has decreased to only $1.225 as of March 31, 1997. According to the survey, the average price of diesel fuel for the first quarter of 1997 was approximately 10 cents above the average price for the first quarter of 1996. The Company has seen its fuel prices increase at a rate slightly below the national average due to the Company's ability to buy fuel at volume discounts.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

   From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-Q include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing plans, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1997 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: the adverse impact of inflation and rising fuel costs; the Company's substantial leverage and its effect on the Company's ability to pay principal and interest on the Subordinated Notes, to pursue other business opportunities and to withstand any adverse economic and industry conditions; the risk that the Company will not be able to integrate the Operating Companies' businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized; the ability of the Company to identify suitable acquisition candidates, complete acquisitions or successfully integrate any acquired businesses; competition; the ability of the Company to attract and retain qualified drivers; and the Company's dependence on key management personnel.

   These and other applicable risk factors are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings the Company has made with the Securities and Exchange Commission and are incorporated by reference.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company and its subsidiaries are a party to litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened litigation that might have a material adverse effect on the Company's consolidated, financial position, operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.   Exhibits

      The following exhibits are filed as part of this report:

      Exhibit Number                      Description
      --------------                      -----------

          10.1 Stock Purchase Agreement, dated as of March 31, 1997, between the Company, Allways Services, Inc. and Transtar Services, Inc.

          12                 Computation of Ratio of Earnings to Fixed Charges

          27                 Financial Data Schedule


 B.  Reports on Form 8-K

     During the first quarter of 1997, there were no reports filed on Form 8-K.

     Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

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



   Date:  May 15, 1997

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                          Page
Exhibit Number           Description                                     Number
--------------           -----------                                     ------

  10.1            Stock Purchase Agreement, dated as of
                  March 31, 1997, between the Company,
                  Allways Services, Inc. and Transtar
                  Services, Inc.

  12              Computation of Ratio of Earnings to
                  Fixed Charges

  27              Financial Data Schedule