Form 10-Q
period 1997-06-30
AMERITRUCK DISTRIBUTION CORP
filed 1997-08-14
CIK 1004153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                     75-2619368
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   City Center Tower II, Suite 1101,                     76102
 301 Commerce Street, Fort Worth, Texas               (Zip Code)
(Address of principal executive offices)

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

                               TABLE OF CONTENTS


Part I           FINANCIAL INFORMATION                             Page
                                                                   ----

    Item 1.      Financial Statements                                 1

    Item 2.      Management's Discussion and Analysis
                 of Financial Condition and Results of Operations    10

Part II          OTHER INFORMATION

    Item 1.      Legal Proceedings                                   18

    Item 6.      Exhibits and Reports on Form 8-K                    18

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)



                                                                       Three Months Ended   Six Months Ended
                                                                            June 30,            June 30,
                                                                       -----------------   ------------------
                                                                        1997*     1996*      1997*     1996*
                                                                       -------   -------   --------   -------

Operating revenue                                                      $60,287   $53,673   $115,955   $98,322
                                                                       -------   -------   --------   -------

Operating expenses:
     Salaries, wages and fringe benefits                                20,314    17,685     39,530    32,125
     Purchased transportation                                           14,635    13,889     27,644    24,072
     Fuel and fuel taxes                                                 7,453     6,401     14,938    12,015
     Operating supplies and expenses                                     4,016     3,472      7,627     6,474
     Depreciation and amortization of capital leases                     4,014     3,233      7,732     6,220
     Claims and insurance                                                2,209     2,026      4,527     3,724
     Operating taxes and licenses                                        1,383     1,163      2,666     2,165
     General supplies and expenses                                       2,874     2,148      5,486     3,651
     Building and office equipment rents                                   471       372        933       686
     Amortization of intangibles                                           372       265        665       498
     Gain on disposal of property and equipment                           (106)      (68)       (60)     (255)
     Restructuring charge                                                7,184         -      7,184         -
                                                                       -------   -------   --------   -------
    Total operating expenses                                            64,819    50,586    118,872    91,375
                                                                       -------   -------   --------   -------

Operating income (loss)                                                 (4,532)    3,087     (2,917)    6,947

Interest expense                                                         4,778     3,955      9,272     7,643
Amortization of financing fees                                             147       120        271       235
Other income, net                                                          (83)     (135)      (166)     (290)
                                                                       -------   -------   --------   -------

Loss before income taxes and extraordinary items                        (9,374)     (853)   (12,294)     (641)


Income taxes benefit                                                    (2,889)     (380)    (4,057)     (287)
                                                                       -------   -------   --------   -------

Loss before extraordinary items                                         (6,485)     (473)    (8,237)     (354)

Extraordinary items, loss on early retirement of debt,
 net of taxes of $120 and $154, respectively                              (243)        -      (243)      (230)
                                                                       -------   -------   -------    -------


    Net loss                                                           $(6,728)  $  (473)  $ (8,480)  $  (584)
                                                                       =======   =======   ========   =======


*  Comparisons between periods are affected by acquisitions - see Note 2.



          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)



                                           June 30,      December 31,
                                             1997*          1996*
                                          -----------    -----------
                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                 $      -       $    734
  Accounts and notes receivable, net          38,207         29,001
  Prepaid expenses                            11,513          7,735
  Repair parts and supplies                    2,109          1,092
  Deferred income taxes                        1,467          1,467
  Assets held for sale                         6,650              -
  Other current assets                         2,081          1,388
                                            --------       --------
               Total current assets           62,027         41,417

Property and equipment, net                  130,523        103,801
Goodwill, net                                 58,590         39,399
Other assets                                  10,319          8,031
                                            --------       --------
               Total assets                 $261,459       $192,648
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt         $ 27,314       $ 11,988
  Accounts payable and accrued expenses       24,548         13,557
  Claims and insurance accruals                2,720          1,684
  Other current liabilities                      641            593
                                            --------       --------
               Total current liabilities      55,223         27,822

Long-term debt                               202,468        157,338
Deferred income taxes                          4,476          8,571
Other liabilities                              6,117          2,741
                                            --------       --------
               Total liabilities             268,284        196,472
                                            --------       --------

Commitments and contingencies (Note 5)

Redeemable preferred stock                     3,000              -

Stockholders' equity (deficiency):
Common stock; $.01 par value; 4,230
 shares and 3,503 shares issued
 and outstanding, respectively                    42             35
  Additional paid-in capital                   2,891            898
  Loans to stockholders                       (1,401)        (1,880)
  Accumulated deficit                        (11,357)        (2,877)
                                            --------       --------

              Total stockholders'
               deficiency                     (9,825)        (3,824)
                                            --------       --------
              Total liabilities and
               stockholders' deficiency     $261,459       $192,648
                                            ========       ========


*  Comparisons between periods are affected by acquisitions - See Note 2

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                      -----------------
                                                   1997*              1996*
                                                 ---------          ---------
OPERATING ACTIVITIES:
 Net loss                                        $ (8,480)          $   (584)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization of
    capital leases                                  7,732              6,220
   Amortization of intangibles                        665                498
   Gain on disposal of property and
    equipment                                         (60)              (255)
   Benefit for deferred income taxes               (4,057)              (287)
   Extraordinary items, loss on early
    retirement of debt, net of taxes                  243                230
   Restructuring charge                             7,184                  -
   Restructuring costs paid                        (1,043)                 -
   Other, net                                      (1,744)              (446)
   Changes in current assets and
    liabilities, net of effects
    from acquisitions:
     Accounts and notes receivable, net            (1,939)            (8,588)
     Prepaid expenses                                (232)            (1,507)
     Repair parts and supplies                       (503)               (25)
     Other current assets                             (32)                (7)
     Accounts payable and accrued expenses            (11)              (973)
     Claims and insurance accruals                   (712)               988
     Other current liabilities                       (137)                76
                                                 --------           --------
      Net cash used in operating activities        (3,126)            (4,660)
                                                 --------           --------

INVESTING ACTIVITIES:
 Purchase of Freymiller Assets, net of
  liabilities assumed                                   -            (18,821)
 Payments for acquisitions                        (17,139)                 -
 Purchase of property and equipment                (2,747)           (17,388)
 Proceeds from sale of property and
  equipment                                         4,257              3,162
 Other, net                                           317                528
                                                 --------           --------
      Net cash used in investing activities       (15,312)           (32,519)
                                                 --------           --------

FINANCING ACTIVITIES:
 Revolving line of credit, net                     19,524             28,596
 Proceeds from issuance of long-term
  debt                                                  -             13,365
 Repayment of long-term debt                       (6,525)           (15,124)
 Proceeds from issuance of redeemable
  preferred stock                                   3,000                  -
 Proceeds from issuance of common stock             2,000                  -
 Other, net                                          (295)              (874)
                                                 --------           --------
      Net cash provided by financing
       activities                                  17,704             25,963
                                                 --------           --------
Net decrease in cash and cash
 equivalents                                         (734)           (11,216)
Cash and cash equivalents, beginning of
 period                                               734             15,286
                                                 --------           --------
Cash and cash equivalents, end of period         $      -           $  4,070
                                                 ========           ========

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                       $  9,035           $  7,650
  Income taxes                                         39                 97
 Property and equipment financed
  through capital lease obligations
  and other debt                                    1,241              5,786
Noncash consideration for acquisitions              1,000                  -

* Comparisons between periods are affected by acquisitions - see Note 2.

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ACCOUNTING POLICIES AND INTERIM RESULTS

          The 1996 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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

2.   ACQUISITIONS

       AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995: W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), CMS Transportation Services, Inc. and certain related companies, Scales Transport Corporation and a certain related company ("Scales") and C.B.S. Express, Inc. ("CBS"). Prior to these acquisitions, W&L and TBI had certain common stockholders who controlled approximately 87 percent of the common equity of W&L and TBI on a combined basis. In addition, these stockholders controlled approximately 67 percent of the outstanding common stock of AmeriTruck after the consummation of these acquisitions. Therefore, these common stockholders of W&L and TBI have been treated as the acquirer for purposes of accounting for these acquisitions.

       In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, Inc. ("Tran-Star") which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable.

       Tran-Star is a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operates primarily between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing Pennsylvania. The Company is currently coordinating Tran-Star's activities with those of the other carriers within the refrigerated group. See Notes to Consolidated Financial Statements - Note
     3. Restructuring Charge.


       In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash.

       Monfort and Lynn operated primarily as in-house carriers for the red-meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries will tender freight from Monfort, Inc.'s red-meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company will coordinate Monfort and Lynn activities with those of the refrigerated group. See Notes to Consolidated Financial Statements--Note 3. Restructuring Charge.

       The Tran-Star, Monfort and Lynn acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, note payable, miscellaneous acquisition costs and liabilities assumed was $42.0 million for Tran-Star and $35.2 million for Monfort and Lynn. The excess of the purchase price over fair values of the net assets acquired has been recorded as goodwill. The Tran-Star net assets acquired were as follows (in thousands):

        Accounts receivable, net                  $  6,653
        Property and equipment, net                 25,315
        Goodwill                                     7,007
        Other assets                                 2,981
        Long-term debt                             (28,916)
        Other liabilities                          (10,270)
                                                  --------
               Net assets acquired                $  2,770
                                                  ========

       The Monfort and Lynn net assets acquired were as follows (in thousands):

        Accounts receivable, net                  $  3,805
        Property and equipment, net                 15,138
        Goodwill                                    12,209
        Other assets                                 4,087
        Long-term debt                             (14,201)
        Other liabilities                           (5,669)
                                                  --------
               Net assets acquired                $ 15,369
                                                  ========


       During the third quarter of 1996, Ameritruck purchased all of the outstanding stock of KTL, Inc ("KTL") for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000.

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

       The following unaudited pro forma operating results of the Company for the six months ended June 30, 1997 and 1996, reflect the Monfort, Lynn and Tran-Star acquisitions as if they had occurred on January 1, 1996.


                                                   Six Months Ended
                                                       June 30,
                                                  -------------------
                                                    1997       1996
                                                  ---------  --------
                                                    (In thousands)

        Operating revenue                         $195,131   $192,472
        Operating income (loss)                     (1,209)    13,249
        Income (loss) before extraordinary items    (9,150)     1,687
        Net income (loss)                           (9,393)     1,457


       Pro forma operating income during 1997 decreased partially as a result of the restructuring charge of $7.2 million taken during the second quarter of 1997 in connection with these acquisitions and the reorganization of the refrigerated carrier group.


       The profits of the companies that make up the refrigerated carrier group were negatively impacted by market pressures on pricing. Management believes that the freight networks of these companies, independently operated, did not have the critical mass necessary to compete efficiently in the changed refrigerated markets. To address this issue, the Company is integrating these operations into one network. The traffic lanes awarded by ConAgra subsidiaries in the Transportation Services Agreement, representing approximately $25 million of additional annual revenue in excess of the amount provided by ConAgra historically, were selected because of their contribution to an efficient nationwide refrigerated freight network. Furthermore, ConAgra, which represents more than 50 percent of Monfort's revenue, is contractually committed to restore business volume and rates paid Monfort to the approximate levels that existed during the first half of 1996.

       In addition, Tran-Star's operating income declined by $2.5 million as it experienced deteriorating operating results. Included in operating expenses for the first half of 1997 were merger related expenses of approximately $700,000 and increased maintenance expense of approximately $500,000 related to deferral of its normal tractor replacement cycle. The Company will take delivery of tractors sufficient to replace half of Tran-Star's fleet in the remaining months of 1997.

       These pro forma results have been prepared for comparative purposes only and include pro forma adjustments for conformed depreciation lives and salvage values and certain other adjustments including adjustment of the effective tax rate to the expected rate of AmeriTruck. They are not necessarily indicative of the results of operations that might have occurred had the acquisitions actually taken place on January 1, 1996 or of future results of operations of the consolidated entities.

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

       The Company's principal subsidiaries currently are W&L, TBI, Bangerter, CMS, Scales, ART, KTL, AmeriTruck Logistics Services, Inc. ("ALS", formed in January 1997 to broker freight), Monfort, Lynn and Tran-Star (the "Operating Companies"). All significant intercompany accounts and transactions have been eliminated.

3.   RESTRUCTURING CHARGE

         With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company plans to organize into three operating groups to serve its customers. The AmeriTruck Refrigerated Carrier Group is being formed to offer nationwide, truckload refrigerated service. This new company will combine the resources of TBI, Bangerter, ART, Tran-Star, Monfort and Lynn. The AmeriTruck Specialized Carrier Group is being formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest U.S. hauler of new furniture, CMS, serving the medical distribution industry, Scales, offering premium, short-haul dry van service, and ALS a freight property broker. The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market.

          In connection with the above reorganization and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets and $650,000 of other costs. The Company may incur additional pre-tax restructuring costs during the second half of 1997. As of June 30, 1997, the Company has liabilities of $2.4 million related to the restructuring charge. In addition, the Company has transfered $6.7 million of property and equipment to assets, held for sale.


4.   LONG-TERM DEBT

     FINOVA Credit Facility

        In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one-year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $54 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent of the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $44.0 million at June 30, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Available borrowings were $5.6 million at June 30, 1997, as there were $4.3 million in letters of credit outstanding.

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

  Volvo Credit Facilities

        In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and
     (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of June 30, 1997, the Operating Companies have pledged Collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

        At June 30, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.7 million at June 30, 1997; however, available financing under this facility is less than $4 million as financing was also obtained through operating leases.

        The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


5.   CONTINGENCIES

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

6.   OTHER INCOME, NET

     Other (income) expenses consist of the following (in thousands):


                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                 ------------------   ------------------
                                  1997       1996       1997      1996
                                 --------  --------   --------  --------

          Interest income          $ (85)     $(135)    $(127)    $(286)
          Miscellaneous, net           2          -       (39)       (4)
                                   -----      -----     -----     -----
                                   $ (83)     $(135)    $(166)    $(290)
                                   =====      =====     =====     =====

7.   REDEEMABLE PREFERRED AND COMMON STOCK

     In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at a $1,000 per share for a total purchase price of $3.0 million. Dividends on each share of the Preferred Stock accrue cumulative on a daily basis at a rate of 5 percent per annum on the liquidation value thereof, provided that the rate will increase to 10% per annum upon the earlier of the date of a disposition event and November 15, 1998. The dividends are payable in kind on the last day of each fiscal quarter. The Company will redeem all of the Series A Preferred Stock outstanding on December 31, 2005 at a liquidation value of $1,000 per share. The Common Stock, along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million. The detached warrants can be exercised any time prior to May 23, 2007 at $2.00 per share.

8.   SUBSEQUENT EVENT

     Transamerica Lease Facility

     In July 1997, the Company received a commitment letter from Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will account for this lease as an operating lease for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three and six months ended June 30, 1996 include W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) for the entire periods and the results of ART, as it relates to the Freymiller Assets, since February 5, 1996. Results for the three and six months ended June 30, 1997 for the Company include the results of W&L, TBI, Bangerter, the CMS distribution business, Scales (including the CBS Express business), ART, ALS and KTL for the entire 1997 periods. The results for Monfort and Lynn have been included for one month in 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Net Loss

     For the quarter ended June 30,1997, the Company had a net loss of $6.7 million compared with a net loss of $473,000 for the same period in 1996. Results for the second quarter of 1997 were negatively impacted primarily by a $7.2 million charge to restructure the Company's refrigerated carrier group and an increase in interest costs. The net loss in 1997 includes an extraordinary item, loss on early retirement of debt of $243,000, net of taxes. The loss related primarily to the write off of the deferred financing costs with respect to the Company's prior senior credit facility with NationsBank.

Revenues

     Second quarter revenues for 1997 improved $6.6 million, compared with the second quarter of 1996. KTL generated $8.0 million and Monfort and Lynn generated $5.4 million of revenue in 1997; however, a decline in volumes at ART partially offset the additional revenue generated by the acquisitions.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1997 to 1996.

                                           THREE MONTHS ENDED
                                                JUNE 30,         VARIANCE
                                           ------------------    INCREASE
                                             1997       1996    (DECREASE)
                                           ---------  -------   ----------

  Salaries, wages and fringe benefits          33.7%     32.9%        0.8%
  Purchased transportation                     24.2      25.9        (1.7)
  Fuel and fuel taxes                          12.3      11.9         0.4
  Operating supplies and expenses               6.7       6.5         0.2
  Depreciation and amortization of
   capital leases                               6.7       6.0         0.7
  Claims and insurance                          3.7       3.8        (0.1)
  Operating taxes and licenses                  2.3       2.2         0.1
  General supplies and expenses                 4.8       4.0         0.8
  Building and office equipment rents           0.8       0.7         0.1
  Amortization of intangibles                   0.6       0.5         0.1
  Gain on disposal of property and
   equipment                                   (0.2)     (0.1)       (0.1)
  Restructuring charge                         11.9         -        11.9
                                              -----      ----        ----
         Operating Ratio                      107.5%     94.3%       13.2%
                                              =====      ====        ====

     Salaries, wages and fringe benefits for the second quarter of 1997 increased 0.8 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which replaced driver per diems at three of the Operating Companies as well as employer health insurance premium contributions at another Operating Company. The increase is also due to an increase in salaries at the corporate location as a result of continued development of support staff necessary for the acquired companies.

     Purchased transportation costs decreased 1.7 percentage points as a percent of revenue when compared with the second quarter of 1996. The decrease is due primarily to the acquisition of KTL in the third quarter of 1996, which has a company-driver work force.

     Fuel and fuel taxes during the second quarter of 1997 increased 0.4 percentage points as a percent of revenue. This increase is due to the acquisition of KTL in the third quarter of 1996, which has a company-driver work force thereby increasing the percentage of company drivers versus owner operators in the overall fleet. The impact of this increase from KTL was partially offset by lower fuel prices during the second quarter of 1997.

     Depreciation and amortization of capital leases increased as a percent of revenue by 0.7 percentage points when compared with the prior year quarter primarily due to the purchase of new tractors and trailers during 1996. The Company began taking deliveries of the new Volvo tractors in May 1996. The increase is also attributable to the purchase of new computer equipment used in the consolidation of the Company's computer systems.

     General supplies and expenses for the second quarter of 1997 increased 0.8 percentage points as a percent of revenue when compared with the same period in 1996. This increase is due to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which should be partially offset in the future by improved operating efficiencies.

     In connection with AmeriTruck's plans to organize into three operating groups and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded
$7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. The Company may incur additional pre-tax restructuring costs during the second half of 1997. See Notes to Consolidated Financial Statements-Note 3. Restructuring Charge.

     Interest expense increased $823,000 for the quarter ended June 30, 1997 over the same period in 1996. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net Loss

     For the six months ended June 30,1997, the Company had a net loss of $8.5 million compared with a net loss of $584,000 for the same period in 1996. Results for 1997 were negatively impacted primarily by a charge of $7.2 million to restructure the Company's refrigerated carrier group and an increase in interest costs. The net loss in both 1997 and 1996 includes extraordinary items, loss on early retirement of debt, of $243,000 and $230,000, net of taxes. These losses related to the write off of deferred financing costs in 1997 with respect to the Company's prior senior credit facility with NationsBank and to early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995, which were used to retire debt in 1996.


Revenues

     Revenues for the first six months of 1997 improved $17.6 million, compared with the first six months of 1996. This increase is due to 1997 revenue of $15.4 million from the KTL acquisition and $5.4 million from the Monfort and Lynn acquisitions. This increase was partially offset by a decline in volumes at ART.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1997 to 1996.



                                           SIX MONTHS ENDED
                                               JUNE 30,        VARIANCE
                                           ----------------    INCREASE
                                            1997      1996    (DECREASE)
                                           --------  ------   ----------

  Salaries, wages and fringe benefits         34.1%    32.7%        1.4%
  Purchased transportation                    23.8     24.5        (0.7)
  Fuel and fuel taxes                         12.9     12.2         0.7
  Operating supplies and expenses              6.6      6.6           -
  Depreciation and amortization of
   capital leases                              6.7      6.3         0.4
  Claims and insurance                         3.9      3.8         0.1
  Operating taxes and licenses                 2.3      2.2         0.1
  General supplies and expenses                4.7      3.7         1.0
  Building and office equipment rents          0.8      0.7         0.1
  Amortization of intangibles                  0.6      0.5         0.1
  Gain on disposal of property and
   equipment                                  (0.1)    (0.3)        0.2
  Restructuring charge                         6.2        -         6.2
                                             -----     ----        ----
       Operating Ratio                       102.5%    92.9%        9.6%
                                             =====     ====        ====


     Salaries, wages and fringe benefits for the first six months of 1997 increased 1.4 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wage employer, which replaced driver per diems at three of the Operating Companies as well as health insurance premium contributions at another Operating Company. The increase is also due to an increase in salaries at the corporate location as a result of continued development of support staff necessary for the acquired companies.

     Purchased transportation costs decreased 0.7 percentage points as a percent of revenue when compared with the first six months of 1996. The decrease is primarily due to the acquisition of KTL in the third quarter of 1996, which has a company-driver work force.

     Fuel and fuel taxes increased 0.7 percentage points as a percent of revenue when compared with the first six months of 1996 due to the acquisition of KTL in the third quarter of 1996, which has a company-driver work force. The increase was also due to lower miles per gallon as a result of severe weather and unfavorable fuel prices in the first quarter of 1997. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the first six months of 1997 was approximately two cents above the average price for the same period in 1996.

     Depreciation and amortization of capital leases increased as a percent of revenue by 0.4 percentage points when compared with the prior year primarily due to the purchase of new tractors and trailers during 1996. The Company began taking deliveries of the new Volvo tractors in May 1996. The increase is also attributable to the purchase of new computer equipment used in the consolidation of the Company's computer systems.

     General supplies and expenses for the first six months of 1997 increased
1.0 percentage points as a percent of revenue when compared with the same period in 1996. This increase is due to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which should be partially offset in the future by improved operating efficiencies.

     In connection with AmeriTruck's plans to organize into three operating groups and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. The Company may incur additional pre-tax restructuring costs during the second half of 1997. See Notes to Consolidated Financial Statements-Note 3. Restructuring Charge.

     Interest expense increased $1.6 million for the six months ended June 30, 1997 over the same period in 1996. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1997 was $3.1 million compared with $4.7 million for the six months ended June 30, 1996. The decrease of cash used in operations was primarily attributable to additional cash from the collection of accounts receivable. The increase in cash from the collection of accounts receivable was partially offset by an increase in the deferred tax benefit for the first six months of 1997 and cash used for restructuring in 1997. Management believes that borrowings available under the credit facilities should be sufficient to cover anticipated future cash needs.

REDEEMABLE PREFERRED AND COMMON STOCK

     In May 1997, the Company issued 3,000 Shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The issuance was made in conjunction with the 1997 acquisitions and totalled $5 million. See Notes to Consolidated Financial Statements - Note 7. Redeemable Preferred and Common Stock.


FINOVA Credit Facility

     In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $54 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $44.0 million at June 30, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Available borrowings were $5.6 million at June 30, 1997, as there were $4.3 million in letters of credit outstanding.

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


Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of June 30, 1997, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

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

     At June 30, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.7 million at June 30, 1997; however, available financing under this facility is less than $4 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

Transamerica Lease Facility

     In July 1997, the Company received a commitment letter from Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will account for this lease as an operating lease for accounting purposes.

Capital Expenditures and Resources

     For the six months ended June 30, 1997, the Company had proceeds from property and equipment dispositions in excess of capital expenditures of $1.5 million, excluding the 1997 acquisitions of Monfort, Lynn and Tran-Star, compared with capital expenditures, net of cash proceeds from dispositions, of $14.2 million for the six months ended June 30, 1996, excluding the purchase of the Freymiller Assets. The proceeds from property and equipment dispositions for the first six months of 1997 were primarily from the sale of tractors, some of which were financed through debt. These tractors were replaced with new tractors financed through operating leases.

     During 1997, the Company plans to purchase approximately 525 new trucks, including the remaining Volvo trucks. Approximately 500 of these new tractors will replace existing tractors. These plans include the new equipment purchases for the recently acquired companies. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

     In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, Inc. ("Tran-Star") which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable.

     Tran-Star is a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing, Pennsylvania. The Company is currently coordinating Tran-Star's activities with those of the other Operating Companies.

     In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash.

     Monfort and Lynn operated primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries will tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company will coordinate Monfort and Lynn activities with those of the refrigerated group.

     The Tran-Star, Monfort and Lynn acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, note payable, miscellaneous acquisition costs and liabilities assumed was $42.0 million for Tran-Star and $35.2 million for Monfort and Lynn. The excess of the purchase price over fair values of the net assets acquired has been recorded as goodwill.

     During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL, Inc. ("KTL") for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000.

     KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. At the time of purchase, KTL operated approximately 140 tractors and 300 trailers and employed approximately 300 persons, of whom 240 were drivers and many of who operated as two-driver teams.

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

     In June, the Company completed the acquisition of Tran-Star and in May the acquisition of Monfort and Lynn. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding these acquisitions.

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

     The industry as a whole has seen some increases in fuel prices. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the first six months of 1997 was approximately two cents above the average price for the first six months of 1996. The Company has seen its fuel prices increase at a rate slightly below the national average due to the Company's ability to buy fuel at volume discounts.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

     The following exhibits are filed as part of this report:

     Exhibit Number                     Description
     --------------                     -----------

        *  10.1             Stock Purchase Agreement, dated as of April 28,
                            1997, between the Company and Monfort, Inc., and ConAgra Poultry Company.

       **  10.2             Stock Purchase Agreement, dated as of June 27, 1997
                            between the Company and Allways Services, Inc. and TranStar Services, Inc.

           10.3 Loan and Security Agreement, dated as of May 5, 1997, between the Company and Finova Capital Corporation

           12               Computation of Ratio of Earnings to Fixed Charges

           27               Financial Data Schedule

        * Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 1997.

       ** Incorporated by reference to the Company's current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 1997.

     B.  Reports on Form 8-K

         On April 8, 1997, the Company filed a report on Form 8-K in connection with its financial results for 1996, a new financing commitment and the Company's proposed acquisition of Tran-Star, Inc.; and the Company's expectations for the first quarter of 1997.

         On June 6, 1997, the Company filed a report on Form 8-K in connection with the acquisition of Monfort and Lynn. On August 6, 1997 the Company filed an amendment on Form 8-K/A.

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



  Date: August 14, 1997

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                           Page
Exhibit Number           Description                                      Number
--------------           -----------                                      ------

  10.3 Loan and Security Agreement, dated as of May 5, 1997, between the Comopany and Finova Capital Corporation

  12              Computation of Ratio of Earnings to Fixed Charges

  27              Financial Data Schedule