Form 10-Q
period 1997-09-30
AMERITRUCK DISTRIBUTION CORP
filed 1997-11-14
CIK 1004153

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______________to__________________

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

                               TABLE OF CONTENTS




Part I            FINANCIAL INFORMATION                                   Page
                                                                          ----

     Item 1.      Financial Statements                                      1

     Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        11

Part II  OTHER INFORMATION

     Item 1.      Legal Proceedings                                        20

     Item 6.      Exhibits and Reports on Form 8-K                         20

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)



                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                            1997*     1996*      1997*     1996*
                                          ---------  --------  --------  --------
Operating revenue                          $89,489   $62,823   $205,444  $161,145
                                           -------   -------   --------  --------

Operating expenses:
  Salaries, wages and fringe benefits       29,282    19,826     68,812    51,951
  Purchased transportation                  22,221    16,697     49,865    40,769
  Fuel and fuel taxes                       10,493     7,111     25,431    19,126
  Operating supplies and expenses            6,737     3,509     14,364     9,983
  Depreciation and amortization of
   capital leases                            5,299     3,930     13,031    10,150
  Claims and insurance                       3,576     2,343      8,103     6,067
  Operating taxes and licenses               2,206     1,369      4,872     3,534
  General supplies and expenses              4,997     2,818     10,483     6,469
  Building and office equipment rents          579       454      1,512     1,140
  Amortization of intangibles                  561       310      1,226       808
  Gain on disposal of property and
   equipment                                   (60)     (182)      (120)     (437)
  Restructuring charge                           -         -      7,184         -
                                           -------   -------   --------  --------
    Total operating expenses                85,891    58,185    204,763   149,560
                                           -------   -------   --------  --------

Operating income                             3,598     4,638        681    11,585

Interest expense                             5,728     4,523     15,001    12,166
Amortization of financing fees                 184       124        455       359
Other income, net                              (64)     (134)      (231)     (424)
                                           -------   -------   --------  --------
Income (loss) before income taxes and
 extraordinary items                        (2,250)      125    (14,544)     (516)

Income tax provision (benefit)                (742)      757     (4,799)      470
                                           -------   -------   --------  --------

Loss before extraordinary items             (1,508)     (632)    (9,745)     (986)

Extraordinary items, loss on early
 retirement of debt, net of taxes of
 $120 and  $154, respectively                    -         -       (243)     (230)
                                           -------   -------   --------  --------

    Net loss                               $(1,508)  $  (632)  $ (9,988) $ (1,216)
                                           =======   =======   ========  ========

*  Comparisons between periods are affected by acquisitions - see Note 2.



          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)



                                          September 30,   December 31,
                                              1997*           1996*
                                          --------------  -------------
                                           (Unaudited)
                ASSETS

Current assets:
 Cash and cash equivalents                     $    906       $    734
 Accounts and notes receivable, net              45,584         29,001
 Prepaid expenses                                12,185          7,735
 Repair parts and supplies                        1,969          1,092
 Deferred income taxes                            1,467          1,467
 Assets held for sale                             6,092              -
 Other current assets                             2,378          1,388
                                               --------       --------
        Total current assets                     70,581         41,417

Property and equipment, net                     124,348        103,801
Goodwill, net                                    58,713         39,399
Other assets                                     12,560          8,031
                                               --------       --------
        Total assets                           $266,202       $192,648
                                               ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Current portion of long-term debt             $ 27,294       $ 11,988
 Accounts payable and accrued expenses           27,197         13,557
 Claims and insurance accruals                    3,367          1,684
 Other current liabilities                          589            593
                                               --------       --------
        Total current liabilities                58,447         27,822

Long-term debt                                  206,573        157,338
Deferred income taxes                             3,641          8,571
Other liabilities                                 5,874          2,741
                                               --------       --------
        Total liabilities                       274,535        196,472
                                               --------       --------

Commitments and contingencies (Note 5)

Redeemable preferred stock                        3,053              -

Stockholders' equity (deficiency):
 Common stock; $.01 par value; 4,230
  shares and 3,503 shares issued
  and outstanding, respectively                      42             35
 Additional paid-in capital                       2,838            898
 Loans to stockholders                           (1,401)        (1,880)
 Accumulated deficit                            (12,865)        (2,877)
                                               --------       --------

        Total stockholders' deficiency          (11,386)        (3,824)
                                               --------       --------
        Total liabilities and stockholders'    $266,202       $192,648
         deficiency                            ========       ========

* Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                          --------------------
                                            1997*      1996*
                                          ---------  ---------
OPERATING ACTIVITIES:
 Net loss                                 $ (9,988)  $ (1,216)
 Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization
    of capital leases                       13,031     10,150
   Amortization of intangibles               1,226        808
   Gain on disposal of property
    and equipment                             (120)      (437)
   Provision (benefit) for
    deferred income taxes                   (4,799)       470
   Extraordinary items, loss on
    early retirement of debt,
    net of taxes                               243        230
   Restructuring charge                      7,184          -
   Restructuring costs paid                 (2,103)         -
   Other, net                                 (861)      (337)
   Changes in current assets and
    liabilities, net of effects
    from acquisitions:
       Accounts and notes receivable, net   (8,138)   (10,634)
       Prepaid expenses                     (1,938)    (1,577)
       Repair parts and supplies              (363)      (152)
       Other current assets                     31       (353)
       Accounts payable and accrued
        expenses                             3,256      3,208
       Claims and insurance accruals        (2,603)       704
       Other current liabilities              (129)        66
                                          --------   --------
         Net cash provided by (used in)
          operating activities              (6,071)       930
                                          --------   --------
INVESTING ACTIVITIES:
  Purchase of Freymiller Assets,
   net of liabilities assumed                    -    (18,821)
  Payments for acquisitions, net
   of cash acquired                        (17,139)    (8,383)
  Purchase of property and equipment        (4,718)   (20,146)
  Proceeds from sale of property
   and equipment                             5,022      5,760
  Other, net                                   358        829
                                          --------   --------
    Net cash used in investing activities  (16,477)   (40,761)
                                          --------   --------
FINANCING ACTIVITIES:
  Revolving line of credit, net             30,435     28,840
  Proceeds from issuance of
   long-term debt                                -     17,236
  Repayment of long-term debt              (11,863)   (18,786)
  Proceeds from issuance of
   redeemable preferred stock                3,000          -
  Proceeds from issuance of
   common stock                              2,000          -
  Other, net                                  (852)      (903)
                                          --------   --------
    Net cash provided by
     financing activities                   22,720     26,387
                                          --------   --------
Net increase (decrease) in cash and cash
 equivalents                                   172    (13,444)
Cash and cash equivalents,
 beginning of period                           734     15,286
                                          --------   --------
Cash and cash equivalents,
 end of period                            $    906   $  1,842
                                          ========   ========
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                              $ 11,692   $  8,963
    Income taxes                                55        174
  Property and equipment financed
   through capital lease
   obligations and other debt                  277     10,258
  Noncash consideration for
   acquisitions                              1,000          -

* Comparisons between periods are affected by acquisitions - see Note 2.

         See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   ACCOUNTING POLICIES AND INTERIM RESULTS

     The 1996 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

     Separate financial statements of the Company's subsidiaries are not included because (a) all of the Company's direct and indirect subsidiaries have guaranteed the Company's obligations under the Indenture, dated as of November 15, 1995 (the "Indenture"), among the Company, such subsidiaries (in such capacity, the "Guarantors"), and The Bank of New York, as Trustee, (b) the Guarantors have fully and unconditionally guaranteed the 12 1/4% Senior Subordinated Notes due 2005 ("Subordinated Notes") issued under the Indenture on a joint and several basis, (c) the Company is a holding company with no independent assets or operations other than its investments in the Guarantors and (d) the separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that separate financial statements would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

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

     Tran-Star is a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operates primarily between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing, Pennsylvania. The Company is currently coordinating Tran-Star's activities with those of the other carriers within the refrigerated group. See Notes to Consolidated Financial Statements-Note 3. Restructuring Charge.

     In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash.

     Monfort and Lynn operated primarily as in-house carriers for the red-meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from Monfort, Inc.'s red-meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company is currently coordinating Monfort and Lynn activities with those of the refrigerated group. See Notes to Consolidated Financial Statements-Note 3. Restructuring Charge.

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
                                                       ========


     The following unaudited pro forma operating results of the Company for the nine months ended September 30, 1997 and 1996, reflect the Monfort, Lynn and Tran-Star acquisitions as if they had occurred on January 1, 1996.

                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
                                                             (In thousands)

      Operating revenue                                    $284,620   $300,345
      Operating income (after restructuring
        charge of $7.2 million in 1997)                       2,389     21,384
      Income (loss) before extraordinary items              (11,117)     2,265
      Net income (loss)                                     (11,360)     2,035

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

     Pro forma operating income during 1997 decreased partially as a result of the restructuring charge of $7.2 million taken during the second quarter of 1997 in connection with these acquisitions and the reorganization of the acquired refrigerated carrier group.

     Management believes that the freight networks of the refrigerated carriers, independently operated, did not have the critical mass necessary to compete efficiently in the changed refrigerated markets. To address this issue, the Company is integrating these operations into one network. The traffic lanes awarded by ConAgra subsidiaries in the Transportation Services Agreement, representing approximately $27 million of additional annual revenue in excess of the amount provided to Monfort and Lynn by ConAgra historically, were selected because of their contribution to an efficient nationwide refrigerated freight network. Furthermore, ConAgra, which represents more than 50 percent of Monfort's revenue, is contractually committed to restore business volume and rates paid Monfort to the approximate levels that existed during the first half of 1996.

     During the third quarter of 1997, the Company and ConAgra have been coordinating efforts to bring the Transportation Services Agreement to the contractually committed volumes and prices. However, these volumes have not yet been attained. Management estimates that all of the complex issues surrounding a business relationship of this magnitude, in excess of $50 million per year in total revenue, will be worked out during the fourth quarter of 1997, including a possible extension of the Transportation Services Agreement terms.

     In addition, Tran-Star's operating income declined by $2.5 million as it experienced deteriorating operating results. Included in operating expenses for the first half of 1997 were merger related expenses of approximately $700,000 and increased maintenance expense of approximately $500,000 related to deferral of its normal tractor replacement cycle. The Company has been taking delivery of tractors to replace half of Tran-Star's fleet.

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


3.   RESTRUCTURING CHARGE

     With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company is organizing into three operating groups to better serve its customers. The AmeriTruck Refrigerated Carrier Group is being formed to offer nationwide, truckload refrigerated service. This new company will combine the resources of TBI, Bangerter, ART, Tran-Star, Monfort and Lynn. The AmeriTruck Specialized Carrier Group is being formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest U.S. hauler of new furniture, CMS, serving the medical distribution industry, Scales, offering premium, short-haul dry van service, and ALS, a freight property broker. The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market.

     In connection with the above reorganization and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. In addition, the Company transferred $6.7 million of property and equipment to assets held for sale. As of September 30, 1997, the Company has liabilities of $1.3 million related to the restructuring charge. The Company may incur additional pre-tax restructuring costs during the last quarter of 1997.


4.   LONG-TERM DEBT

        FINOVA Credit Facility

     In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one-year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $59.8 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The

Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $52.5 million at September 30, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Available borrowings were $2.7 million at September 30, 1997, as there were $4.6 million in letters of credit outstanding.

     In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64,000,000 and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of a $180,000 fee in connection with the Temporary Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances are not terminated within 60 days. The Temporary Overadvances bear interest at 11% per annum for the first 60 days, and thereafter, if the Temporary Overadvances shall not have been terminated all outstandings under the FINOVA Credit Facility will bear interest at 1% over the rate otherwise applicable to such advances until the end of the 120 day Temporary Overadvance period. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1,000,000 in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and mature on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10,000,000 (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The 1997 Warrants become exerciseable in the event a Qualified Private Placement does not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement has not occurred by March 31, 1998, the Company will pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company intends to use the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

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

Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of September 30, 1997, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

  The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate.

  At September 30, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.6 million at September 30, 1997; however, available financing under this facility is less than $1 million as financing was also obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


5.  COMMITMENTS AND CONTINGENCIES

Transamerica Lease Facility

     In July 1997, the Company received a commitment letter from Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will treat this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997. As of September 30, 1997, the Company had leased 25 trucks under this agreement.

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

6.    OTHER INCOME, NET

      Other income consist of the following (in thousands):

                            Three Months Ended  Nine Months Ended
                               September 30,      September 30,
                            ------------------  -----------------
                              1997      1996      1997     1996
                            --------  --------  --------  -------

      Interest income          $  57     $ 128     $ 185    $ 414
      Miscellaneous, net           7         6        46       10
                               -----     -----     -----    -----
                               $  64     $ 134     $ 231    $ 424
                               =====     =====     =====    =====

7.    REDEEMABLE PREFERRED AND COMMON STOCK

      In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at a $1,000 per share for a total purchase price of $3.0 million. Dividends on each share of the Preferred Stock accrue cumulatively on a daily basis at a rate of 5 percent per annum on the liquidation value thereof, provided that the rate will increase to 10% per annum upon the earlier of the date of a disposition event and November 15, 1998. The dividends are payable in kind on the last day of each fiscal quarter. The Company will redeem all of the Series A Preferred Stock outstanding on December 31, 2005 at a liquidation value of $1,000 per share. The Common Stock, along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million. The detached warrants can be exercised any time prior to May 23, 2007 at $2.00 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three and nine months ended September 30, 1996 include W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) for the entire periods, the results of ART, as it relates to the Freymiller Assets, since February 5, 1996 and the results of KTL since July 1, 1996. Results for the three and nine months ended September 30, 1997 for the Company include the results of W&L, TBI, Bangerter, the CMS distribution business, Scales (including the CBS Express business), ART, ALS and KTL for the entire 1997 periods. The results for Monfort and Lynn have been included since June 1997 and for Tran-Star since July 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED
 SEPTEMBER 30, 1996

Net Loss

     For the quarter ended September 30,1997, the Company had a net loss of $1.5 million compared with a net loss of $632,000 for the same period in 1996. Results for the third quarter of 1997 were negatively impacted primarily by increased costs associated with repairs to Tran-Star's older fleet of tractors now being replaced, costs associated with transitioning to a Common Computer System, and increased interest costs.

Revenues

     Third quarter revenues for 1997 improved $26.7 million, or 42 percent, compared with the third quarter of 1996. Tran-Star generated $16.6 million and Monfort and Lynn generated $14.3 million in revenues in the third quarter of 1997; however, a decline in volumes at ART partially offset the additional revenue generated by these acquisitions.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1997 to 1996.

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,       VARIANCE
                                          --------------------   INCREASE
                                            1997       1996     (DECREASE)
                                          ---------  ---------  ----------

  Salaries, wages and fringe benefits       32.7%      31.6%        1.1%
  Purchased transportation                  24.8       26.6        (1.8)
  Fuel and fuel taxes                       11.7       11.3          .4
  Operating supplies and expenses            7.6        5.6         2.0
  Depreciation and amortization of
   capital leases                            5.9        6.3         (.4)
  Claims and insurance                       4.0        3.7          .3
  Operating taxes and licenses               2.5        2.2          .3
  General supplies and expenses              5.6        4.4         1.2
  Building and office equipment rents         .7         .7           -
  Amortization of intangibles                 .6         .5          .1
  Gain on disposal of property and
   equipment                                 (.1)       (.3)         .2
  Restructuring charge                         -          -           -
                                            ----       ----        ----
       Operating Ratio                      96.0%      92.6%        3.4%
                                            ====       ====        ====

     Salaries, wages and fringe benefits for the third quarter of 1997 increased
1.1 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because Company drivers were used more extensively and owner operators used less extensively than the prior year.

The increase is also due to an increase in salaries at the corporate location as a result of continued development of support staff necessary for the acquired companies. The acquisition of Tran-Star, which has primarily a company-driver work force, also contributed to the increase.

     Purchased transportation costs decreased 1.8 percentage points as a percent of revenue when compared with the third quarter of 1996. The decrease is due primarily to the acquisition of Tran-Star at the end of the second quarter of 1997, which has primarily a company-driver work force.

     Fuel and fuel taxes during the third quarter of 1997 increased 0.4 percentage points as a percent of revenue. This increase is due to the acquisition of Tran-Star at the end of the second quarter of 1997, which has primarily a company-driver work force, thereby increasing the percentage of company drivers versus owner operators in the overall fleet. The impact of this increase from Tran-Star was partially offset by lower fuel prices during the third quarter of 1997.

     Operating supplies and expenses increased 2.0 percentage points as a percent of revenue. This increase is primarily due to the acquisition of Tran-Star, which had an older fleet of tractors requiring more routine maintenance. These tractors are currently being retired and replaced by new tractors. In addition, trailer coordination, in absence of a common Computer System, was less effective than expected and resulted in higher trailer costs.

     Depreciation and amortization of capital leases decreased as a percent of revenue by 0.4 percentage points when compared with the prior year quarter, primarily due the acquisition of used assets from Tran-Star, Monfort and Lynn.

     General supplies and expenses for the third quarter of 1997 increased 1.2 percentage points as a percent of revenue when compared with the same period in 1996. This increase is due to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard.

     Interest expense increased $1.2 million for the quarter ended September 30, 1997 over the same period in 1996. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 SEPTEMBER 30, 1996

Net Loss

     For the nine months ended September 30,1997, the Company had a net loss of $10.0 million compared with a net loss of $1.2 million for the same period in 1996. Results for 1997 were negatively impacted primarily by a charge of $7.2 million to restructure the Company's refrigerated carrier group and an increase in interest costs. The net loss in both 1997 and 1996 includes extraordinary items, loss on early retirement of debt, of $243,000 and $230,000, net of taxes. These losses related to the write off of deferred financing costs in 1997 with respect to the Company's prior senior credit facility with NationsBank and to early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995, which were used in part to retire debt in 1996.


Revenues

     Revenues for the first nine months of 1997 improved $44.3 million, compared with the first nine months of 1996. This increase is due to 1997 revenue of $16.6 million from the Tran-Star acquisition, $19.7 million from the Monfort and Lynn acquisitions, and $15.4 million for the first six months of 1997 from the KTL acquisition. This increase was partially offset by a decline in volumes at ART.

Expenses

The following table sets forth operating expenses as a percentage of revenue and the related variance from 1997 to 1996.



                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,      VARIANCE
                                          --------------------   INCREASE
                                            1997       1996     (DECREASE)
                                          ---------  ---------  ----------

  Salaries, wages and fringe benefits       33.5%      32.2%        1.3%
  Purchased transportation                  24.3       25.3        (1.0)
  Fuel and fuel taxes                       12.4       11.9          .5
  Operating supplies and expenses            7.0        6.2          .8
  Depreciation and amortization of
   capital leases                            6.3        6.3           -
  Claims and insurance                       4.0        3.8          .2
  Operating taxes and licenses               2.4        2.2          .2
  General supplies and expenses              5.1        4.0         1.1
  Building and office equipment rents         .7         .7           -
  Amortization of intangibles                 .6         .5          .1
  Gain on disposal of property and
   equipment                                 (.1)       (.3)         .2
  Restructuring charge                       3.5          -         3.5
                                            ----       ----        ----
       Operating Ratio                      99.7 %     92.8%        6.9%
                                            ====       ====        ====

     Salaries, wages and fringe benefits for the nine months ended September 30, 1997 increased 1.3 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because Company drivers were used more extensively and owner operators used less extensively than the prior year. The increase is also due to an increase in salaries at the corporate location as a result of continued development of support staff necessary for the acquired companies. The acquisition of Tran-Star, which has primarily a company-driver work force, also contributed to the increase.

     Purchased transportation costs decreased 1.0 percentage points as a percent of revenue when compared with the nine months ended September 30, 1996. The decrease is due primarily to the acquisitions of KTL in the third quarter of 1996 and Tran-Star at the end of the second quarter of 1997, which have primarily company-driver work forces.

     Fuel and fuel taxes increased 0.5 percentage points as a percent of revenue when compared with the first nine months of 1996 due to the acquisitions of KTL in the third quarter of 1996 and Tran-Star at the end of the second quarter of 1997, which have primarily a company-driver work force. The increase was also due to lower miles per gallon as a result of severe weather in the first quarter of 1997.

     Operating supplies and expenses increased 0.8 percentage points as a percent of revenue. This increase is primarily due to the acquisition of Tran-Star, which had an older fleet of tractors requiring more routine maintenance. These tractors are currently being retired and replaced by new tractors. In addition, trailer coordination, in absence of a Common Computer System, was less effective than expected and resulted in higher trailer costs.

     General supplies and expenses for the nine months ended September 30, 1997 increased 1.1 percentage points as a percent of revenue when compared with the same period in 1996. This increase is due to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard.

     In connection with AmeriTruck's plans to organize into three operating groups and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. The Company may incur additional pre-tax restructuring costs during the last quarter of 1997. See Notes to Consolidated Financial Statements--Note 3. Restructuring Charge.

     Interest expense increased $2.8 million for the nine months ended September 30, 1997 over the same period in 1996. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


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


LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities for the nine months ended September 30, 1997 was $6.1 million compared with net cash provided by operating activities of $930,000 for the nine months ended September 30, 1996. The increase in cash used from operations of $7.0 million was primarily attributable to an increase in net loss, the resulting impact of deferred income taxes and cash used for restructuring in 1997.

  During the third quarter of 1997, the Company and ConAgra have been coordinating efforts to bring the Transportation Services Agreement to the contractually committed volumes and prices. However, these volumes have not yet been attained. Management estimates that all of the complex issues surrounding a business relationship of this magnitude, in excess of $50 million per year in total revenue, will be worked out during the fourth quarter of 1997, including a possible extension of the Transportation Services Agreement terms. This process, in addition to the ongoing reorganization of the refrigerated group, has caused the Company to fall short of its original cash flow plan for the second half of 1997.

   The Company's current business plan indicates that it will need additional financing to pay down the temporary extension of credit by FINOVA and carryout its growth strategy. Accordingly, the Company intends to raise additional financing in 1997, and has retained an investment bank to assist it in completing a Qualified Private Placement. In the event that a Qualified Private Placement does not occur the Company may amend its current strategy by selling equipment and reducing operating levels. Management believes that borrowings available under the credit facilities, additional equity and asset sales should be sufficient to cover anticipated future cash needs.


Redeemable Preferred and Common Stock

   In May 1997, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company.

The issuance was made in conjunction with the 1997 acquisitions and gross proceeds totaled $5 million. See Notes to Consolidated Financial Statements--
Note 7. Redeemable Preferred and Common Stock.


FINOVA Credit Facility

     In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment. Currently, the Company's borrowing base supports borrowings of approximately $59.8 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $52.5 million at September 30, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Available borrowings were $2.7 million at September 30, 1997 as there were $4.6 million in letters of credit outstanding.

      In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64,000,000 and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of a $180,000 fee in connection with the Temporary Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances are not terminated within 60 days. The Temporary Overadvances bear interest at 11% per annum for the first 60 days, and thereafter, if the Temporary Overadvances shall not have been terminated all outstandings under the FINOVA Credit Facility will bear interest at 1% over the rate otherwise applicable to such advances until the end of the 120 day Temporary Overadvance period. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1,000,000 in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and mature on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10,000,000 (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The 1997 Warrants become exerciseable in the event a Qualified Private Placement does not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement has not occurred by March 31, 1998, the Company will pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company intends to use the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

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


Volvo Credit Facilities

   In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of September 30, 1997, the Operating Companies have pledged collateral which provides for a $9.5 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

   The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate.

   At September 30, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million with available borrowings of $100,000. The outstanding debt balance under the Equipment Financing Facility was $3.6 million at September 30, 1997; however, available financing under this facility is less than $1 million as financing was also obtained through operating leases.

   The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


Transamerica Lease Facility

  In July 1997, the Company received a commitment letter from Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will treat this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997. As of September 30, 1997, the Company had leased 25 trucks under this agreement.


Capital  Expenditures and Resources

   For the nine months ended September 30, 1997, the Company had proceeds from property and equipment dispositions in excess of capital expenditures of $304,000, excluding the 1997 acquisitions of Monfort, Lynn and Tran-Star, compared with capital expenditures, net of cash proceeds from dispositions, of $14.4 million for the nine months ended September 30, 1996, excluding the purchase of the Freymiller Assets. During the first nine months of 1996 and 1997, the Company purchased new tractors and trailers to replace older equipment. The majority of the 1996 purchases were financed through debt; whereas, the 1997 acquisitions were primarily financed through operating leases.

     During 1997, the Company has ordered approximately 530 new trucks, including the remaining Volvo trucks. Approximately 500 of these new tractors will replace existing tractors. These purchases include new equipment for the recently acquired companies. These equipment purchases and commitments will likely be financed primarily with operating leases.

     In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, Inc. ("Tran-Star") which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable.

     Tran-Star is a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operates primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing, Pennsylvania. The Company is currently coordinating Tran-Star's activities with those of the refrigerated group.

     In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash.

     Monfort and Lynn operated primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company is coordinating Monfort and Lynn activities with those of the refrigerated group.

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


Opportunistic Acquisitions

     The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into other specialized trucking segments. Through acquisitions, the Company believes it can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets. AmeriTruck has entered into revolving credit facilities, the Volvo Line of Credit and the FINOVA Credit Facility, which has given AmeriTruck the ability to pursue acquisitions that the Company could not otherwise fund through cash provided by operations. In addition to revolving credit Facilities, the Company may finance its acquisitions through equity issuances, seller financing and other debt financings. However, any acquisitions will be subject to approval by FINOVA and meeting the tests for debt incurrence under the Indenture for the Subordinated Notes.

     In June, the Company completed the acquisition of Tran-Star and in May the acquisition of Monfort and Lynn. See "Capital Expenditures and Resources" above for additional information regarding these acquisitions.

     The Company is a holding company with no operations of its own. The Company's ability to make required interest payments on the Subordinated Notes depends on its ability to receive funds from the Operating Companies. The Company, at its discretion, controls the receipt of dividends or other payments from the Operating Companies.


OTHER MATTERS

Inflation and Fuel Costs

     Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the nine months ended September 30, 1997 was virtually unchanged from the average price for the nine months ended September 30, 1996. The Company's fuel prices are slightly below the national average due to the Company's ability to buy fuel at volume discounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses."

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-Q include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing plans, the Company's ability to meet its future cash needs from borrowings under its credit facilities, equity financings and from cash generated from operations, the Company's Transportation Services Agreement with Subsidiaries of ConAgra, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1997 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: the adverse impact of inflation and rising fuel costs; the Company's substantial leverage and its effect on the Company's ability to pay principal and interest on the Subordinated Notes and the Company's ability to incur additional financing or equity to fund its operations, to pursue other business opportunities and to withstand any adverse economic and industry conditions; the risk that the Company will not be able to integrate the Operating Companies' businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized; the ability of the Company to identify suitable acquisition candidates, complete acquisitions or successfully integrate any acquired businesses; competition; the ability of the Company to attract and retain qualified drivers; and the Company's dependence on key management personnel.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits

         The following exhibits are filed as part of this report:


Exhibit Number                           Description
--------------                           -----------
    10.4               Master Lease Agreement, dated as of August 14,1997,
                       between the Company and Transamerica Business
                       Credit Corporation.

    12                 Computation of Ratio of Earnings to Fixed Charges

    27                 Financial Data Schedule


    B.   Reports on Form 8-K

         On July 11, 1997, the Company filed a report on Form 8-K in connection with the acquisition of Tran-Star. On August 6, 1997, the Company filed an amendment on Form 8-K/A.

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



 Date: November 14, 1997

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                         Page
Exhibit Number           Description                                    Number
--------------           -----------                                    ------


    10.4           Master Lease Agreement, dated as of
                   August 14, 1997, between the Company
                   and Transamerica Business Credit Corporation

    12             Computation of Ratio of Earnings to Fixed Charges

    27             Financial Data Schedule