Form 10-K
period 1997-12-31
AMERITRUCK DISTRIBUTION CORP
filed 1998-03-31
CIK 1004153

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

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

                               TABLE OF CONTENTS

             ITEM                                                        PAGE
             ----                                                        ----

PART I.        1.  Business                                                3

               2.  Properties                                              8

               3.  Legal Proceedings                                       9

               4.  Submission of Matters to a Vote of Security Holders     9

PART II.       5.  Market for Registrant's Common Equity and
                    Related Stockholder Matters                           10

               6.  Selected Financial Data                                10

               7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   13

               8.  Financial Statements and Supplementary Data            25

               9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   47

PART III.     10.  Directors and Executive Officers of the Registrant     47

              11.  Executive Compensation                                 50

              12.  Security Ownership of Certain Beneficial Owners and
                    Management                                            55

              13.  Certain Relationships and Related Transactions         56

PART IV.      14.  Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                           58

                                    PART I.

ITEM 1.  BUSINESS


OVERVIEW

      AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") is the largest refrigerated trucking company in the United States. In addition to general refrigerated trucking, AmeriTruck's services include time-sensitive delivery (for example, mail, inventory for customers with just-in-time programs), special handling (for example, medical lab supplies, furniture), specific temperature control (for example, processed foods, laboratory supplies), dedicated fleets and logistics services. AmeriTruck was formed in August 1995 to effect the combination of six regional trucking lines in November 1995 (the "Founding Companies"): W&L Services Corp. ("W&L"), Thompson Bros., Inc. ("TBI"), J.C. Bangerter & Sons, Inc. ("Bangerter"), CMS Transportation Services, Inc. and certain related companies, Scales Transport Corporation and a related company ("Scales") and CBS Express, Inc. ("CBS").

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

     In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). In June 1997, AmeriTruck also purchased all the outstanding stock of Trans-Star, Inc. ("Tran-Star") which was owned by Allways Services, Inc.

     With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company is currently organized into four operating groups to better serve its customers. The AmeriTruck Refrigerated Carrier Group was formed to offer regional and nationwide, truckload refrigerated service. This new company combined the resources of ART, Bangerter, Tran-Star, Monfort, Lynn and the refrigerated operations of TBI. The AmeriTruck Specialized Carrier Group was formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest interstate hauler of new furniture in the U.S., CMS, serving the medical distribution industry, Scales, offering regional just-in-time dry van service, and AmeriTruck Logistics Services, Inc. ("ALS," formed in January 1997 to broker freight). The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market. The LTL operations of Lynn in Nevada and Southern California were recently integrated into this Group. TBI now focuses on mail transportation and regional specialized services and comprises the AmeriTruck Mail Services Group. TBI operates under 17 contracts with the U.S. Postal Service. Most of these contracts were initially awarded in the 1970's and 1980's.

     The Company's principal subsidiaries currently are W&L, TBI, Bangerter, CMS, Scales, ART, KTL, ALS, Monfort, Lynn and Tran-Star (the "Operating Companies"). Unless the context requires otherwise, references in this Annual Report to "AmeriTruck" or the "Company" are to AmeriTruck Distribution Corp. and its consolidated subsidiaries after giving effect to the acquisitions and restructuring described above.

STRATEGY

     The Company's strategy is to earn superior returns on invested capital by being the leader in selected segments of specialized transportation and logistics. The carriers acquired by AmeriTruck generally provide custom services at higher than average pricing, which has historically enabled the small carriers to earn above-average profits even though they had not achieved economies of scale. Although more than 65 percent of aggregate specialized freight revenue in the U.S. is still generated by thousands of small carriers, competitive pressure from deregulation and consolidation is expected to adversely impact the profits of the industry's small carriers. AmeriTruck believes that customers will increasingly choose specialized carriers that offer both the customized service historically associated with smaller, regional carriers and pricing that reflects the advantages of economies of scale. It is AmeriTruck's objective to be the leader in providing this type of service in the refrigerated, new furniture and medical supplies trucking segments.


Critical Mass Through Mergers and Coordination

      The Company is managing a phased transformation of the acquired carriers from eleven independent small companies to interdependence. This combination of companies into four groups should enable AmeriTruck to continue to offer the high quality service typical of specialized carriers while benefiting from the freight networking efficiency and purchasing power of a large national carrier. The Company believes that the combination of these carriers creates a dense freight network which, when managed on a combined basis, should further improve equipment utilization rates over those levels which any of the Operating Companies could achieve on their own. Additionally, the improved purchasing power of the combined entities should yield substantial cost savings in purchasing insurance, equipment, maintenance items, fuel and other operating cost components.

Significant Industry Consolidation Opportunity

     The Company intends to make future acquisitions an integral part of AmeriTruck's growth strategy. Because the trucking industry is extremely fragmented, the Company expects to have numerous acquisition opportunities to broaden and increase the density of its freight network. By becoming the dominant carrier in the specialized segments in which it operates, AmeriTruck should improve its revenue per total mile even though the trend for the industry, as a whole, for revenue per loaded mile (on an inflation adjusted basis) may continue to decline. Moreover, an acquisition-driven strategy is expected to enable the Company to gain market share without discounting rates and is an efficient source of additional drivers. AmeriTruck will fund its acquisition strategy through internal cash flow, bank borrowings, and by accessing the equity market. The Company also believes that growth through acquisitions will present significant opportunities to consolidate administrative and overhead activities which should reduce these costs steadily as a percentage of revenues.


MARKET GROUPS

      The functions of marketing, customer service and fleet management are managed on a decentralized basis with overall network design and coordination provided by the Company.

Customer Service and Marketing

      The Company has approximately 156 employees that work in sales and marketing. At each of the Operating Companies, the President's primary responsibility is managing operations and maintaining close relationships with major customers.

      The customer service representatives spend most of their time on the phone with customers discussing equipment requirements in various regions. In addition, they coordinate with fleet managers to match available units and customer demand. In many instances, both the customer service representative and the driver have worked with the specific customer for several years, which creates a strong relationship between the operating company and the customer. The Operating Companies also cross-market the services offered by the other Operating Companies, with the intent of creating substantial freight networking advantages and improving the Operating Companies operating efficiencies for AmeriTruck as a whole.

Fleet Management

      The primary purpose of fleet management is to promote a productive relationship between a carrier and its drivers and to optimize the service performance and productivity of its tractor and trailer fleet. Each of the Operating Company's fleet managers work with between 25 and 47 drivers and tractors and is responsible for overseeing and improving driver retention, driver productivity, tractor utilization, safety, fuel efficiency, service reliability and performance and compliance with tractor preventive maintenance requirements.

      The fleet manager's primary role is to communicate with drivers on the road concerning work assignments, customer needs and driver needs. Fleet managers also review performance reports for the fleet as a whole and each driver and tractor within the fleet, reward good drivers, counsel underperforming drivers and terminate chronically underperforming drivers.

      The fleet managers at each of the Operating Companies provide assistance to drivers from other Operating Companies operating in their geographic region. For example, an ART driver operating in North Carolina will be able to get help from W&L. The Company believes that this improves overall operating efficiencies and driver morale. In addition, through its management information systems the Company monitors the relative performance of each fleet manager, with respect to both his or her own drivers and with respect to drivers from other Operating Companies.


Mobile Communications

      In October 1996, AmeriTruck entered into an agreement with HighwayMaster to purchase 2,000 mobile communication units, 1,225 of which were installed as of December 31, 1997. HighwayMaster's mobile units have voice technology. Drivers can make calls directly from their truck, which improves productivity. Besides voice, the intelligence in the HighwayMaster mobile unit coupled with the intelligent network complex will allow the Company to provide better service to its customers and better manage its fleet. When this technology is fully implemented, the Company will be able to download routes and dispatches into the mobile unit and the mobile unit will automatically tell the Company when the truck is late or out of route. This technology will allow the Company to cut communications expense, stop needless messaging that the computer has to process and will let the Company deal with important loads so it can prevent service failures.

      In addition to these HighwayMaster mobile units, AmeriTruck has 680 Qualcomm units installed, primarily on tractors acquired with Tran-Star. The AmeriTruck information system has been modified to support both HighwayMaster and Qualcomm units. While the Company's overall goal is to move towards HighwayMaster for mobile communications, the integration of both technologies allows the Company to make the best use of its current installed base of equipment and supports future acquisitions of either technology.


CUSTOMERS

      For the year ended December 31, 1997 the Company's largest customer was ConAgra, Inc. (including all subsidiaries) accounting for approximately 8 percent of combined revenues. No other customers accounted for more than 4 percent of the Company's combined revenues for 1997.

        Monfort and Lynn operated primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from the Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company is coordinating Monfort and Lynn activities with the other Operating Companies in the refrigerated group.


      The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations are generally lower in the winter months due to reduced shipments and higher operating costs.


RISK MANAGEMENT AND INSURANCE

      The primary risk areas in the Company's businesses are bodily injury and property damage, workers' compensation and cargo loss and damage. The Company currently maintains insurance against these risks and is subject to liability as a self-insurer to the extent of the deductible under each policy. The Company maintains liability insurance for bodily injury and property damage of at least $25 million per incident, with a deductible for bodily injury and property damage of $300,000 per incident. The current deductible for workers' compensation in states where most of the Company's drivers are domiciled ranges from $250,000 to $350,000 per claim. The Company is self-insured as to damage or loss to the property and equipment they own or lease. In addition, the Company maintains cargo loss and damage insurance of between $100,000 and $1 million per incident with a deductible ranging from $5,000 to $15,000 per incident.


PERSONNEL AND SAFETY

      At December 31, 1997 the Company had approximately 3,400 employees, of whom 2,563 were drivers. In addition, the Company contracted with 662 owner operators. As with most trucking operations, the Company experiences turnover of its company-employed drivers and contract operators and, as a result, is continuously seeking qualified individuals to handle the transportation of shipments. Safety and dependability of all drivers are of great importance to the Company's operations. Driver applicants are required to have a combination of training and experience, and to pass a drug test. The Company's employees are not represented by unions.

      For the year ended December 31, 1997 the Company reported 0.4 accidents per million miles. An accident, as defined by the U.S. Department of Transportation ("DOT"), involves death, personal injury with treatment sought immediately, away from the accident, or a disabled vehicle requiring towing. The industry average, as reported by the American Trucking Association, for DOT reportable accidents in 1995 (the most recent year for which such information is publicly available) was 0.7 accidents per million miles. In addition to following DOT regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

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


FUEL AVAILABILITY AND COST

      Over half of the Company's fuel purchases occur at commercial fuel stations with the remainder being obtained at Company facilities where fuel is stored in bulk. The Company believes that the volumes of fuel purchased by the Operating Companies, in the aggregate, creates substantially more negotiating leverage with fuel vendors than the Operating Companies had individually prior to their acquisition by AmeriTruck. Furthermore, the Company expects that fuel efficiency will improve as older equipment is replaced with tractors with more sophisticated engines. The Company believes that a significant portion of any increase in fuel costs or fuel taxes generally may be recoverable from its customers in the form of higher rates, although a time lag usually occurs in passing these costs along.


COMPETITION

      The Company competes with many other truckload and less-than-truckload carriers of various sizes, including divisions or subsidiaries of larger companies, and to a lesser extent railroads, on the basis of price, service and the ability to supply capacity to customers in a timely manner. The competition has created downward pressure on the trucking industry's inflation adjusted pricing structure. Several trucking companies with which AmeriTruck competes have greater financial resources and more revenue equipment than does the Company.


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

      Set forth below is certain information relating to the terminals and office facilities of the Operating Companies at December 31, 1997:

                                                                                             Administrative
Operating Company              Location        Owned/Leased  Acreage  Terminal  Maintenance      Offices       Trailer Yard
-----------------              --------        ------------  -------  --------  -----------  --------------    ------------
W&L                        Conover, NC             Leased       55        X          X              X                X
                           Thomasville, NC         Owned       3.1        X                                          X

TBI                        Kansas City, KS         Owned         4        X          X                               X
                           Grand Island, NE        Owned       4.3        X          X                               X
                           Fargo, ND               Owned       4.5        X          X                               X
                           Sioux Falls, SD         Owned         4        X          X              X                X

Bangerter                  Phoenix, AZ             Owned       9.5        X          X                               X
                           Fontana, CA             Leased      2.8                                                   X
                           Layton, UT              Owned       6.4        X          X              X                X

CMS                        Yorba Linda, CA           *          *         X
                           Denver, CO                *          *         X
                           Orlando, FL               *          *         X
                           Atlanta, GA             Leased       1                                   X
                           Suwanee, GA               *          *         X
                           Ft. Wentworth, GA         *          *         X
                           Chicago, IL               *          *         X
                           Evansville, IN            *          *         X                                          X
                           Florence, KY              *          *         X                                          X
                           New Orleans, LA           *          *         X
                           Agawam, MA                *          *         X
                           Wilmington, MA          Leased       1         X
                           Jessup, MD                *          *         X
                           Bear Lake, MI             *          *         X                                          X
                           Tupelo, MS              Leased       2         X                                          X
                           Morris Plains, NJ         *          *         X
                           Eden, NY                Leased       1         X
                           Delco, NC               Leased       1         X
                           Broadview Hts., OH        *          *         X
                           Houston, TX               *          *         X

Scales**                   Tampa, FL               Leased      2.5        X          X                               X
                           Gainesville, GA         Leased       5         X          X              X                X
                           Tifton, GA              Leased       5         X          X                               X
                           Winston-Salem, NC       Leased       4         X                                          X

ART                        Florence, KY            Leased       1         X          X                               X
                           Oklahoma City, OK       Leased       6         X          X                               X

KTL                        Largo, FL               Leased      10         X          X              X                X
                           Highland, IN            Leased       2         X                                          X
                           Cherry Hill, NJ         Owned        5         X                                          X

Lynn                       Oskaloosa, IA           Leased       3         X          X              X                X
                           Las Vegas, NV           Leased       5         X                                          X
                           West Sacramento, CA     Leased       1         X                                          X

Monfort                    Greely, CO              Leased      40         X          X              X                X
                           Denver, CO              Leased      10                                                    X

Tran-Star                  Waupaca, WI             Owned      40.1        X          X              X                X
                           Etters, PA              Leased      5.9        X          X                               X
                           Wyalusing, PA           Leased       2         X          X                               X

*     Facility located on customer's property
**    ALS occupies part of the Scales Gainesville, GA administrative office

REVENUE EQUIPMENT AND MAINTENANCE

     The Company's equipment fleet, including independent contractor units, at December 31, 1997 was comprised of the following:

Line-haul tractors:
 Tractors..................................................       2,659
 Straight-line trucks......................................          32
Local tractors.............................................         153
                                                                  -----
 Total tractors............................................       2,844
                                                                  =====
Trailers:
 Temperature-controlled....................................       3,278
 Dry van and other.........................................       1,553
                                                                  -----
 Total trailers............................................       4,831
                                                                  =====

     During 1998, the Company intends to replace approximately 350 existing tractors with new tractors. As the Company replaces older equipment with new tractors and trailers, the Company believes that downtime as well as operating and maintenance expenses should be reduced. The Company has begun to purchase tires and parts on more favorable terms, thereby reducing maintenance costs. Late model trucks and components in general are more reliable and have better warranties. In addition, the Company also has begun to negotiate better warranty terms because of the greater negotiating strength of the combined Operating Companies. Finally, the Company intends to purchase tractors with standard specifications for components such as engines, axles and brakes, thereby reducing the complexity and cost of maintenance parts inventory.

     The Company has comprehensive preventive maintenance programs for its tractors and trailers to minimize equipment downtime and prolong equipment life. "A" Services, which are performed at 15,000 mile intervals, include safety checks and chassis lubrication. "B" Services, which are performed at 30,000 mile intervals, include all "A" Services plus oil and filter replacement. "C" Services, which are performed at 120,000 mile intervals, include all "A" and "B" Services plus additional, more extensive procedures as may be necessary.

     Repairs and maintenance are performed regularly at the Company's 18 full-service maintenance facilities and at outside shops. The Company has approximately 207 maintenance personnel. Less than one-third of the Company's maintenance costs were incurred at outside shops during the year ended December 31, 1997. The Company has begun to share certain maintenance facilities and personnel among the Operating Companies. Combined with the advantages of a newer fleet, the Company expects this will result in a decrease in the percentage of maintenance costs incurred at outside shops, which are more expensive than Company shops.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

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

In connection with the amendment to the FINOVA Credit Facility, the Company issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and mature on June 1, 1998. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for W&L and TBI on a combined basis as the "Predecessor Company" for the entire 1996 and prior periods. The results for Bangerter are included since August 1995, the results for the CMS distribution business and Scales (including the CBS Express business) are included since November 1995, and the results for ART, as it relates to the Freymiller Assets, and KTL are included since February 1996 and July 1996, respectively. The results for Monfort and Lynn are included since June 1997 and for Tran-Star since July 1997.

      The following data should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- "Financial Statements and Supplementary Data."

                                                                           YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                              1997*      1996*     1995*       1994        1993
                                                            --------   --------   --------    -------     -------
                                                            (DOLLARS IN THOUSANDS, EXCEPT CERTAIN OPERATING DATA)
INCOME STATEMENT DATA:
Revenues................................................    $291,552   $224,257   $102,846    $80,087     $72,783
Operating expenses
 Salaries, wages, and fringe benefits...................      98,837     71,996     32,463     23,639      21,590
 Purchased transportation cost..........................      69,911     57,413     26,564     23,504      21,236
 Depreciation and amortization(1).......................      19,907     15,341      7,882      6,471       5,816
 Claims and insurance...................................      11,646      8,806      4,471      3,169       3,000
 Restructuring charge(2)................................       7,184         --         --         --          --
 Other operating expenses...............................      79,952     55,882     21,181     14,656      14,168
                                                            --------   --------   --------    -------     -------
  Total operating expenses..............................     287,437    209,438     92,561     71,439      65,810
Operating income(1)(2)..................................       4,115     14,819     10,285      8,648       6,973
Interest expense, net of interest income................     (20,778)   (16,242)    (4,634)    (3,233)     (3,486)
Other, net..............................................        (611)      (469)        26         16          64
                                                            --------   --------   --------    -------     -------
Income (loss) before income taxes and
 extraordinary items....................................     (17,274)    (1,892)     5,677      5,431       3,551
Income tax provision (benefit)..........................      (6,618)       340      2,496      2,317       1,249
                                                            --------   --------   --------    -------     -------
Income (loss) before extraordinary items................     (10,656)    (2,232)     3,181      3,114       2,302
Extraordinary items (3).................................        (243)      (230)       (23)        --          --
                                                            --------   --------   --------    -------     -------
Net income                                                  $(10,899)  $ (2,462)  $  3,158    $ 3,114     $ 2,302
 (loss)(2)..............................................    ========   ========   ========    =======     =======

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents...............................    $     21   $    734   $ 15,286    $ 1,617     $ 1,629
Total assets............................................     263,500    192,648    140,535     54,245      52,974
Long-term debt (including current portion)..............     226,230    169,326    118,335     29,449      33,936
Redeemable preferred stock(4)...........................       3,091         --         --      2,000      11,322
Total stockholders' equity (deficiency)(4)..............     (12,335)    (3,824)    (1,817)    10,488      (2,409)

* Comparisons between periods are affected by acquisitions - see Note 2 of the Financial Statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                              1997        1996      1995      1994      1993
                                                            ---------   --------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS, EXCEPT CERTAIN OPERATING DATA)
CERTAIN OTHER DATA:
EBITDA (5)..............................................    $ 24,022    $ 30,160   $18,167   $15,136   $12,853
EBITDAR(6)..............................................      34,308      35,135    19,885    16,063    13,772
Depreciation and amortization (1).......................      19,907      15,341     7,882     6,471     5,816
Rents...................................................      10,286       4,975     1,718       927       919
Capital expenditures, net of cash proceeds from
 dispositions...........................................      (5,460)     10,893    11,879     1,619       194
Interest expense, net...................................      20,778      16,242     4,634     3,233     3,486
Ratio of EBITDA to interest expense(5)..................       1.16x       1.86x     3.92x     4.68x     3.69x
Ratio of earnings to fixed charges(7)...................       -----       -----     1.99x     2.04x     1.67x

CERTAIN OPERATING DATA:
Operating ratio(2)......................................       98.6%       93.4%     90.0%     89.2%     90.4%
Total miles (in thousands)..............................     245,871     188,782    81,683    66,028    60,915
Revenue per total mile(8)...............................     $ 1.165     $ 1.180    $1.249    $1.213    $1.195
Daily revenue per tractor(9)............................         501     $   542    $  518    $  567    $  547
At period end, number of
 Line haul tractors(10).................................       2,691       1,827     1,126       556       520
 Trailers...............................................       4,831       3,343     2,344     1,084       979
 Employees and owner operators..........................
  Drivers(11)...........................................       2,400       1,366       938       349       337
  Non-drivers...........................................       1,000         838       584       287       249
  Owner operators.......................................         662         573       374       252       236

(dollars in thousands)

(1) During 1994, W&L changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of decreasing depreciation and increasing operating income for the year ended December 31, 1994 by $155. During 1995, TBI changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of decreasing depreciation and increasing operating income for the year ended December 31, 1995 by $360.
(2) During 1997, the Company recorded costs of $7,184 in connection with the restructure of its refrigerated carrier group.
(3) The extraordinary items in 1997, 1996 and 1995 consist of an extraordinary loss on early retirement of debt, net of taxes.
(4) During 1997, the Company issued 3,000 shares of Series A Redeemable Preferred Stock in conjunction with the 1997 acquisitions. During 1995, all remaining shares of TBI's outstanding redeemable preferred stock were redeemed for approximately $2 million. During 1994, all shares of W&L's outstanding redeemable preferred stock were converted into shares of W&L's common stock.
(5) EBITDA represents earnings (loss) before interest expense, net, income taxes, depreciation and amortization. The Company believes EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered as a substitute for net income as an indicator of the Company's operating performance or for cash flow as a measure of liquidity. For purposes of calculating the ratio of EBITDA to interest, interest represents total interest expense, net of interest income.
(6) EBITDAR represents earnings before interest expense, net, income taxes, depreciation, amortization and rents.
(7) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, amortization of deferred financing costs and that portion of rental expense (one-third) that the Company believes to be representative of interest. The Company's earnings were insufficient to cover fixed charges by $17,274 and $1,892 for the years ended December 31, 1997 and 1996 respectively.
(8) Freight revenues, which excludes brokerage and other revenues, divided by total miles.
(9) Daily revenue per tractor represents freight revenue divided by number of working days and further divided by number of line haul tractors at period end. Calculating daily revenue per tractor based on the average number of line haul tractors during each monthly period would produce more accurate daily revenue per tractor information. However, this information was not available for all Operating Companies. In June 1995 W&L purchased 35 line haul tractors that were not fully placed in service until the middle of the third quarter; therefore, for comparability purposes these tractors were included in the daily revenue per tractor calculations on a pro rata basis by number of days outstanding in 1995. Results for Bangerter, the CMS distribution business, Scales (including the CBS Express business), ART, as it relates to the Freymiller Assets, KTL, Monfort, Lynn and Tran-Star were also included on a pro rata basis by number of days outstanding in 1995, 1996 and 1997, respectively.
(10) The number of line haul tractors includes owned, leased and independent contractor units.
(11) Represents line haul drivers only. Local drivers of 163, 138, 69, 55, and 53 have been excluded from this count for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, which is consistent with the presentation of line haul tractors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results for the year ended December 31, 1995 for the Company include W&L and TBI results on a combined basis as the "Predecessor Company" for the entire 1995 period. The results for Bangerter since August 1, 1995 and the results for the CMS distribution business and Scales (including the CBS Express business) are included since November 1, 1995. Results for the year ended December 31, 1996 include the results of W&L, TBI, Bangerter, the CMS distribution business and Scales (including the CBS Express business) for the entire 1996 period and of ART, as it relates to the Freymiller Assets, since February 5, 1996 and KTL since July 1, 1996, respectively. The results for Monfort and Lynn have been included since June 1997 and for Tran-Star since July 1997.

      The following analysis should be read in conjunction with the consolidated financial statements included in Item 8 - "Financial Statements and Supplementary Data."


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

Net Loss

      For the year ended December 31,1997, the Company had a net loss of $10.9 million compared with a net loss of $2.5 million for 1996. Results for 1997 were negatively impacted primarily by a charge of $7.2 million to restructure the Company's refrigerated carrier group and an increase in interest costs. In addition, the acquisitions of Monfort, Lynn and Tran-Star, combined with start-up issues related to the Con Agra Services Agreement, had a negative impact on profitability. The net loss in both 1997 and 1996 includes extraordinary items, loss on early retirement of debt, of $243,000 and $230,000, respectively, net of taxes. These losses related to the write off of deferred financing costs in 1997 with respect to the Company's prior senior credit facility with NationsBank and to early retirements related to the use of proceeds from the Company's Subordinated Notes offering in 1995, which were used in part to retire debt in 1996.


Revenues

      Revenues for 1997 were $291.6 million, compared with revenues of $224.3 million for 1996. The $67.3 million increase is due to 1997 revenues of approximately $69 million from the Tran-Star, Monfort and Lynn acquisitions, and $15.4 million for the first six months of 1997 from the KTL acquisition. This increase was partially offset by a decline in volumes at ART.


Expenses

      The following table sets forth operating expenses as a percentage of revenue and the related variance from 1997 to 1996.

                                                                      VARIANCE
                                                                      INCREASE
                                                    1997      1996   (DECREASE)
                                                    ----      ----   ----------
 Salaries, wages and fringe benefits                 33.9%     32.1%     1.8%
 Purchased transportation                            24.0      25.6     (1.6)
 Fuel and fuel taxes                                 12.4      12.1      0.3
 Operating supplies and expenses                      6.6       6.2      0.4
 Depreciation and amortization of capital leases      6.2       6.3     (0.1)
 Claims and insurance                                 4.0       3.9      0.1
 Operating taxes and licenses                         2.4       2.2      0.2
 General supplies and expenses                        5.3       4.3      1.0
 Building and office equipment rents                  0.7       0.7        -
 Amortization of intangibles                          0.6       0.5      0.1
 Gain on disposal of property and equipment             -      (0.5)     0.5
 Restructuring charge                                 2.5         -      2.5
                                                     ----      ----     ----
      Operating Ratio                                98.6%     93.4%     5.2%
                                                     ====      ====     ====

     Salaries, wages and fringe benefits for the year ended December 31, 1997 increased 1.8 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because company drivers were used more extensively and owner operators were used less extensively than in the prior year. Company driver costs are included in salaries, wages and fringe benefits while owner operator costs are included in purchased transportation. The increase is also due to an increase in salaries at the corporate location in preparation for centralization of most administrative functions. The acquisition of Tran-Star, which has primarily a company-driver work force, also contributed to the increase.

     Purchased transportation costs decreased 1.6 percentage points for 1997 as a percent of revenue when compared with 1996. The decrease is due primarily to the acquisitions of KTL in the third quarter of 1996 and Tran-Star at the end of the second quarter of 1997, which have primarily company-driver work forces. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases which resulted in increased equipment rents.

     Fuel and fuel taxes for 1997 increased 0.3 percentage points as a percent of revenue when compared with 1996 due to the acquisitions of KTL in the third quarter of 1996 and Tran-Star at the end of the second quarter of 1997, which have primarily company-driver work forces. The increase was also due to lower miles per gallon as a result of severe weather in the first quarter of 1997. The impact from these increase were partially offset by lower fuel prices during 1997.

     Operating supplies and expenses increased 0.4 percentage points as a percent of revenue when compared with 1996. This increase is primarily due to the acquisition of Tran-Star, which had an older fleet of tractors requiring more routine maintenance. These tractors are currently being retired and replaced by new tractors. In addition, trailer coordination, in the absence of a common computer system, was less effective than expected and resulted in higher trailer costs. As of December 31, 1997, all of the refrigerated group had been transitioned to a common computer system.

     General supplies and expenses increased 1.0 percentage points during 1997 as a percent of revenue due to increased driver recruitment and training costs, primarily attributable to an unproductive recruiting policy at Trans-Star which has been changed. The increase was also attributable to increased professional and consulting fees resulting from increased driver recruitment and advertising and added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard.

     In connection with AmeriTruck's plans to organize into four operating groups and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. See Notes to Consolidated Financial Statements-Note 3. Restructuring Charge.

     Interest expense increased $4.3 million for the year ended December 31, 1997 over the same period in 1996. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase. See "Liquidity and Capital Resources."


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

Net Income (Loss)

     For the year ended December 31, 1996, the Company had a net loss of $2.5 million compared with net income of $3.2 million for 1995. The additional operating income from the acquired companies in 1996 was offset by additional interest costs. The net loss in 1996 includes an extraordinary item, loss on early retirement of debt, of $230,000, net of taxes of $154,000. These early retirements related to the use of a portion of the proceeds from the Company's offering in 1995 of its 12 1/4% Senior Subordinated Notes due 2005 (the "Subordinated Notes").

     During the year ended December 31, 1996, operating profit margins were negatively impacted by escalating fuel costs, the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporate staff. The Company implemented a fuel surcharge to its customers to help combat this surge in fuel costs. The merger of the operations of CBS into Scales caused the Company to lose some qualified drivers which in turn resulted in decreased equipment utilization. In addition, one subsidiary lost drivers as a result of eliminating driver expense allowances and changing their pay structure. The Company also intensified its efforts in the driver recruitment and training areas to correct this problem.

Revenues

     In 1996, the Company had revenues of $224.3 million compared with $102.8 million in 1995, an improvement of 118 percent. This increase reflects $116.6 million of additional revenues from the acquired companies when compared with 1995. The Predecessor Company had increased revenues of $4.9 million primarily attributable to increased volume during 1996.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1996 to 1995.

                                                                     VARIANCE
                                                                     INCREASE
                                                    1996     1995   (DECREASE)
                                                    ----     ----   ----------
 Salaries, wages and fringe benefits                32.1%    31.6%      0.5%
 Purchased transportation                           25.6     25.8      (0.2)
 Fuel and fuel taxes                                12.1     12.0       0.1
 Operating supplies and expenses                     6.2      2.4       3.8
 Depreciation and amortization of capital leases     6.3      7.2      (0.9)
 Claims and insurance                                3.9      4.3      (0.4)
 Operating taxes and licenses                        2.2      3.0      (0.8)
 General supplies and expenses                       4.3      3.0       1.3
 Building and office equipment rents                 0.7      0.6       0.1
 Amortization of intangibles                         0.5      0.5         -
 Gain on disposal of property and equipment         (0.5)    (0.4)     (0.1)
                                                    ----     ----      ----
      Operating Ratio                               93.4%    90.0%      3.4%
                                                    ====     ====      ====

     Salaries, wages and fringe benefits for the year ended December 31, 1996 increased 0.5 percentage points as a percent of revenue when compared with 1995. This increase is attributable primarily to the acquired companies, because only 19 percent of their average combined driver base consisted of owner operators as of December 31, 1996, whose costs are reflected in purchased transportation. In contrast, 43 percent of the Predecessor Company's driver base consisted of owner operators. The Predecessor Company also had increases in wages and salaries for drivers and terminal personnel due to the increased mileage during 1996 and pay increases. The increase is also attributable to corporate salaries.

     Purchased transportation costs for 1996 decreased 0.2 percentage points as a percent of revenue when compared with 1995. The acquired companies driver base, which consisted of just 19 percent owner operators, helped to lower purchased transportation costs as a percentage of revenue. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases by the acquired companies which resulted in increased equipment rents. The Predecessor Company showed an increase of $2.4 million in purchased transportation costs in 1996 due to expanded freight opportunities and its continued use of owner operator drivers.

     Operating supplies and expenses increased 3.8 percentage points as a percent of revenue for the year ended December 31, 1996. This increase was mainly attributable to the acquired companies, whose driver base consisted of an average of 81 percent of Company drivers as of December 31, 1996, contributing to higher maintenance costs for Company owned equipment.

     Depreciation and amortization of capital leases decreased 0.9 percentage points as a percent of revenue in 1996 when compared with 1995 due to the acquisition of used assets from Freymiller as well as a higher percentage of the acquired companies' equipment being held under operating leases. During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income for the year ended December 31, 1995, by approximately $360,000.

     Claims and insurance expenses were up $4.3 million for 1996 compared with 1995, which is due primarily to costs attributable to the acquired companies. However, these costs decreased on a percentage of revenue basis.

     General supplies and expenses for 1996 increased 1.3 percentage points as a percent of revenue when compared with 1995. This increase is primarily attributable to commissions paid to company agents and an increase in costs for professional services.

     Interest expense increased $11.7 million for the year ended December 31, 1996 over 1995. Interest on the Subordinated Notes, which were issued in November 1995 in conjunction with the 1995 acquisitions, and the NationsBank and the Volvo credit facilities, which were used to fund the acquisition of the Freymiller Assets and KTL, were the primary factors for this change. See "Liquidity and Capital Resources".

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


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the years ended December 31, 1997 and 1996 was $7.3 million and $519,000, respectively, compared with net cash provided by operating activities of $12.1 million in 1995. The increase in cash used from operations in 1997 of $6.8 million was primarily attributable to an increase in net loss, the resulting impact of deferred income taxes and cash used for restructuring in 1997. The decrease of $12.6 million in 1996 was primarily attributable to a $11.3 million increase in accounts and notes receivable, of which $7.0 million resulted from the purchase of the Freymiller Assets, and a decrease in net income of $5.6 million. These decreases were partially offset by an increase in depreciation and amortization of capital leases of $6.8 million.

     During the third and fourth quarters of 1997, the Company and ConAgra have been coordinating efforts to bring the Transportation Services Agreement to the contractually committed volumes and prices. However, these volumes have not yet been attained. Management believes that the most complex issues surrounding a business relationship of this magnitude, in excess of $50 million per year in total revenue, will be addressed by the end of the first quarter of 1998. This process, in addition to the ongoing reorganization of the refrigerated group, has caused the Company to fall short of its original cash flow plan for the second half of 1997. During the fourth quarter, the Company and ConAgra agreed to extend the term of the Transportation Services Agreement for an additional six months to December 2001 and to identify final traffic lanes and pricing to be subject to the Transportation Services Agreement. As part of the amendments, the Company agreed it would not receive any take-or-pay revenues for 1997.

     The Company's current business plan indicates that it will need additional financing to pay down the temporary extension of credit by FINOVA and carryout its growth strategy. In order to raise additional financing, the Company has signed a non-binding letter of intent with an investor group to sell TBI, an AmeriTruck subsidiary primarily involved in mail contract carriage. This letter of intent is subject to a number of conditions, including due diligence and approval by the

AmeriTruck Board of Directors. In a separate transaction, the Company has signed an agreement to negotiate exclusively with two major financial institutions with respect to the proposed sale of $20 million of newly created preferred stock. Successful completion of these two transactions would provide AmeriTruck with in excess of $30 million of new capital before any related transaction costs. However, no assurances can be made that the parties will reach definitive agreements or that these transactions will be consummated. In the event that these transactions do not occur the Company may be required to change its current strategy by selling equipment and reducing operating levels. Management believes that borrowings available under the credit facilities, additional equity and asset sales should be sufficient to cover anticipated future cash needs. See "Forward Looking Statements and Risk Factors--Financing Plans."


Redeemable Preferred and Common Stock

     In May 1997, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The issuance was made in conjunction with the 1997 acquisitions and gross proceeds totaled $5 million. See Notes to Consolidated Financial Statements-Note 12. Redeemable Preferred and Common Stock.


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

     As of December 31, 1997, the Company's borrowing base supported borrowings of approximately $63.7 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $56.3 million at December 31, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. There were also $4.6 million in letters of credit outstanding at December 31, 1997, leaving $2.8 million available for borrowings.

     In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64 million and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of a $180,000 fee in connection with the Temporary Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances are not terminated within 60 days. The Temporary Overadvances bore interest at 11% per annum for the first 60 days, and thereafter, until the Temporary Overadvances are terminated all outstanding borrowings under the FINOVA Credit Facility will bear interest at 1% over the rate otherwise applicable to such advances. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and originally matured on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10 million (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The 1997 Warrants become exerciseable in the event a Qualified Private Placement does not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement has not occurred by March 31, 1998, the Company will pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company used the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

In March 1998, the Company further amended the FINOVA Credit Facility to extend the period during which the Temporary Overadvances are available to the Company through May 15, 1998 (or, if earlier, the date of any Qualified Private

Placement or the date of any sale of the stock or substantially all of the assets of TBI yielding gross cash proceeds of at least $10 million) and to increase the total amount of the FINOVA Credit Facility to $68.5 million solely during the period during which the Temporary Overadvances may be drawn. The March 1998 amendment provides for the payment of an additional $280,000 fee to FINOVA. The Company does not expect a Qualified Private Placement to occur by April 1, 1998. However, the maturity of the 1997 Notes has been extended to June 1, 1998.

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

     The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Current Ratio, Net Worth, Debt Service Coverage Ratio and Operating Ratio. Certain of these covenants were not met at December 31, 1997 and were unconditionally waived by FINOVA.


Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of December 31, 1997, the Operating Companies have pledged collateral which provides for a $9.4 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio. Certain of these covenants were not met at December 31, 1997 and were unconditionally waived by Volvo.

     The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. Financing for an additional 150 new trucks for approximately $11.3 million was committed during 1997, all of which will be obtained through operating leases.

     At December 31, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4 million. The outstanding debt balance under the Equipment Financing Facility was $2.8 million at December 31, 1997; however, the remaining financing under this facility was obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


Transamerica Lease Facility

     In August 1997, the Company entered into a lease agreement with Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC

Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will treat this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997. As of December 31, 1997, the Company had leased 133 trucks under this agreement.


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


Capital  Expenditures and Resources

     For the year ended December 31, 1997, the Company had proceeds from property and equipment dispositions in excess of capital expenditures of $6.8 million, excluding the 1997 acquisitions of Monfort, Lynn and Tran-Star, compared with capital expenditures, net of cash proceeds from dispositions, of $10.9 million in 1996, and $11.9 million in 1995, excluding the 1995 and 1996 acquisitions and the purchase of the Freymiller Assets. These amounts also do not include capital expenditures financed through capital leases and other debt which amounted to approximately $300,000 in 1997 and $13.1 million in 1996 and 1995. During 1996 and 1997, the Company purchased new tractors and trailers to replace older equipment. The Company's intentions are to maintain an average fleet age of approximately 2 years for line-haul tractors and 5 years for line-haul trailers. The majority of the 1996 purchases were financed through debt; where as the 1997 acquisitions were primarily financed through operating leases.

     During 1998, the Company plans to purchase approximately 350 new trucks, to replace existing tractors. These equipment purchases and commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

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

     Monfort and Lynn operated primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. The Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years. The Company is coordinating Monfort and Lynn activities with the other Operating Companies in the refrigerated group.

     The Tran-Star, Monfort and Lynn acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, note payable, miscellaneous acquisition costs and liabilities assumed was $42.4 million for Tran-Star and $35.8 million for Monfort and Lynn. The excess of the purchase price over fair values of the net assets acquired has been recorded as goodwill.

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


OTHER MATTERS

Evaluation of the Company's primary accounting and operational systems for the Year 2000 problem has been initiated. During 1997, the Company began consolidating the accounting and operational processing of several operating companies onto a centralized set of applications and hardware located at Electronic Data Systems Corporation ("EDS"). An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem with respect to other systems the Company maintains to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a part of the internal study, the Company will also address evaluation of key vendors and customers to determine the impact, if any, on the Company's business. The internal study and the resulting work requirements of the study are expected to be completed by the end of 1998, although there can be no assurance that all steps will be completed in a timely manner until the full scope of the Year 2000 problem is evaluated. The Company currently does not believe that the Year 2000 problem will have a material impact on the Company's financial condition or results of operations, although the ultimate impact could be material depending on the results of the aforementioned internal study.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

   From time to time, the Company issues statements in public filings or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-K include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing and equity plans, the Company's ability to meet its future cash needs from borrowings under its credit facilities and from cash generated from operations and asset dispositions, the Company's Transportation Services Agreement with subsidiaries of ConAgra, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1998 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: the Company's ability to obtain additional equity financing or raise additional cash through asset sales, the adverse impact of inflation and rising fuel costs; the Company's substantial leverage and its effect on the Company's ability to pay principal and interest on the Subordinated Notes and the Company's ability to incur additional financing or equity to fund its operations, to pursue other business opportunities and to withstand any adverse economic and industry conditions; the risk that the Company will not be able to integrate the Operating Companies' businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized; the ability of the Company to identify suitable acquisition candidates, complete acquisitions or successfully integrate any acquired businesses; competition; the ability of the Company to attract and retain qualified drivers; and the Company's dependence on key management personnel. Each of these risk factors is discussed in more detail immediately hereafter.


Financing Plans

In order to raise additional financing, the Company has signed a non-binding letter of intent to sell TBI, an AmeriTruck subsidiary primarily involved in mail contract carriage. This letter of intent is subject to a number of conditions, including due diligence and approval by the AmeriTruck Board of Directors. In a separate transaction, the Company has signed an agreement to negotiate exclusively with two major financial institutions with respect to the proposed sale of $20,000,000 of new preferred stock. Successful completion of these two transactions would provide AmeriTruck with $30,000,000 of new capital before any related transaction costs. However, no assurances can be made that the parties will reach definitive agreements or that these transactions will be consummated. Failure by the Company to raise significant new equity financing or raise significant funds from asset sales would have a material adverse effect on the Company and its ability to service its outstanding indebtedness, including the Subordinated Notes. Among other effects, the Company would be required to change its current growth strategy and adopt a strategy involving the sale of operating equipment and reduction of operating levels.


Inflation and Fuel Costs

   Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for 1997 was $1.20 compared with $1.24 for 1996. The Company's fuel prices are slightly below the national average due to the Company's ability to buy fuel at volume discounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Expenses."


Substantial Leverage, Liquidity, Capital Resources and New Credit Facility

   As a result of the 1995, 1996 and 1997 acquisitions and the offering of the Subordinated Notes, the Company has substantial indebtedness in relation to its total capitalization. This substantial indebtedness poses substantial risks to holders of the Subordinated Notes, including the possibility that the Company might not generate sufficient cash flow to pay the principal and interest on the Subordinated Notes. Such indebtedness may also adversely affect the Company's ability to finance its future operations and capital needs, may limit its ability to pursue other business opportunities and may make its results of operations more susceptible to adverse economic and industry conditions. In addition, the Company will need to continue to purchase additional revenue equipment, and, if the Company is unable to enter into operating or capital leases or obtain borrowed funds in the future, it may have to limit its growth or operate its revenue equipment for longer periods. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures, the Company may be required to refinance all or a portion of its existing debt, including the Subordinated Notes, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sale of assets or additional financing could be achieved.


Limited Combined Operating History

     The Company was founded in August 1995 and conducted no operations prior to consummation of the 1995 acquisitions. Prior to the 1995, 1996 and 1997 acquisitions, the acquired companies operated independently and there can be no assurance that the Company will be able to successfully integrate these businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized. While the Company's senior management is highly experienced in the trucking industry and senior management includes the chief executive officers of the Operating Companies, the Company's management group has been assembled only recently and there can be no assurance that the management group will be able to oversee the combined entity and effectively implement the Company's operating or growth strategies.

   During 1997, the assimilation of significant assets of Monfort, Lynn and Tran-Star negatively impacted the Company. Combined with start-up issues related to the ConAgra Transportation Services Agreement, the Company did not meet its original 1997 goals for profitability and cash flow.

   During 1996, the assimilation of significant assets from the Freymiller bankruptcy estate, the merger of the operations of CBS into Scales, and the cost of developing a corporate staff negatively impacted the Company. The merger of CBS into Scales caused the Company to lose some qualified drivers which in turn resulted in decreased equipment utilization. In addition, one subsidiary lost drivers as a result of eliminating driver expense allowances and changing their pay structure. The Company is focusing on efforts to correct the negative impact from the assimilation of the Freymiller Assets, the 1997 acquisitions and the ConAgra Services Agreement and has intensified its efforts in the driver recruitment and training areas, which has begun to correct these problems. However, no assurances can be made that these areas will not continue to have a negative impact in the future.

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


Future Acquisitions

   The Company believes that future acquisitions, particularly in the temperature control segment of the trucking industry, are a key part of its objective of offering customers both customized service and pricing that reflects the advantages of economies of scale. No assurances can be made that the Company will be able to find suitable acquisition candidates, raise any required financing or complete future acquisitions or, if completed, that any such acquisitions will help the Company achieve its objectives.


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


Availability of Drivers

     The difficulty in attracting qualified drivers (including owner-operators) is a wide-spread problem in the trucking industry and is an important factor in the Company's ability to provide a high level of service to its customers and to effectively utilize the Company's equipment. Problems with driver retention had a negative impact on the Company's performance in 1996 and 1997. Competition for drivers is intense and, in part because their driver standards are high, the Operating Companies have sometimes experienced difficulty attracting and retaining qualified drivers. Although in the past the Operating Companies have experienced lower turnover rates than the trucking industry as a whole, there can be no assurance that the Company's business will not be affected by a shortage of qualified drivers in the future.


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

Claims Exposure

   The primary risk areas in the Company's businesses are bodily injury and property damage, workers' compensation and cargo loss and damage. The Operating Companies currently maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. The Company maintains liability insurance for bodily injury and property damage of at least $25 million per incident, with a deductible for bodily injury and property damage of $300,000 per incident. The current deductible for workers' compensation in states where most of the Company's drivers are domiciled ranges from $250,000 to $350,000 per claim. The Company is self-insured as to damage or loss to the property and equipment they own or lease. In addition, the Company maintains cargo loss and damage insurance of between $100,000 and $1 million per incident with a deductible ranging from $5,000 to $15,000 per incident. To the extent that the Company or any of the Operating Companies were to experience a material increase in the frequency or severity of accidents or workers' compensation claims, or unfavorable developments on existing claims, the Company might have to further collateralize its self-insurance amounts and the Company's operating results, financial position and liquidity could be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by increases in freight rates, would reduce the Company's future profitability.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                             1997*            1996*             1995*
                                                         ------------     ------------      ------------
Operating revenue                                          $291,552          $224,257          $102,846
                                                           --------          --------          --------

Operating expenses:
 Salaries, wages and fringe benefits                         98,837            71,996            32,463
 Purchased transportation                                    69,911            57,413            26,564
 Fuel and fuel taxes                                         36,103            27,071            12,341
 Operating supplies and expenses                             19,397            13,875             2,445
 Depreciation and amortization of capital leases             18,120            14,211             7,407
 Claims and insurance                                        11,646             8,806             4,471
 Operating taxes and licenses                                 6,907             4,988             3,145
 General supplies and expenses                               15,385             9,598             3,089
 Building and office equipment rents                          2,117             1,617               586
 Amortization of intangibles                                  1,787             1,130               475
 Loss (gain) on disposal of property and equipment               43            (1,267)             (425)
 Restructuring charge                                         7,184                 -                 -
                                                           --------          --------          --------
     Total operating expenses                               287,437           209,438            92,561
                                                           --------          --------          --------

Operating income                                              4,115            14,819            10,285

Interest expense                                             21,015            16,677             4,993
Amortization of financing fees                                  653               484                37
Other income, net                                              (279)             (450)             (422)
                                                           --------          --------          --------

Income (loss) before income taxes and extraordinary items   (17,274)           (1,892)            5,677

Income tax provision (benefit)                               (6,618)              340             2,496
                                                           --------          --------          --------

Income (loss) before extraordinary items                    (10,656)           (2,232)            3,181

Extraordinary items, loss on early retirement of debt,
 net of taxes of $120, $154 and $16, respectively              (243)             (230)              (23)
                                                           --------          --------          --------

     Net income (loss)                                     $(10,899)         $ (2,462)         $  3,158
                                                           ========          ========          ========

*  Comparisons between periods are affected by acquisitions -- see Note 2.





          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)


                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                    1997*         1996*
                                                                  ---------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                      $     21      $    734
   Accounts and notes receivable, net                               49,017        29,001
   Prepaid expenses                                                 14,782         7,735
   Repair parts and supplies                                         2,123         1,092
   Deferred income taxes                                             3,717         1,467
   Other current assets                                              1,497         1,388
                                                                  --------      --------
       Total current assets                                         71,157        41,417

Property and equipment, net                                        117,774       103,801
Goodwill, net                                                       59,971        39,399
Other assets                                                        14,598         8,031
                                                                  --------      --------
       Total assets                                               $263,500      $192,648
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                              $ 22,534      $ 11,988
   Accounts payable and accrued expenses                            31,735        13,557
   Claims and insurance accruals                                     3,496         1,684
   Other current liabilities                                           986           593
                                                                  --------      --------
       Total current liabilities                                    58,751        27,822

Long-term debt                                                     203,696       157,338
Deferred income taxes                                                4,410         8,571
Other liabilities                                                    5,887         2,741
                                                                  --------      --------
       Total liabilities                                           272,744       196,472
                                                                  --------      --------

Commitments and contingencies (Note 11)

Redeemable preferred stock                                           3,091             -

Stockholders' equity (deficiency):
   Common stock; $.01 par value, 4,230 shares and 3,503 shares
     issued and outstanding, respectively                               42            35
   Additional paid-in capital                                        2,800           898
   Loans to stockholders                                            (1,401)       (1,880)
   Accumulated deficit                                             (13,776)       (2,877)
                                                                  --------      --------

       Total stockholders' deficiency                              (12,335)       (3,824)
                                                                  --------      --------
       Total liabilities and stockholders' deficiency             $263,500      $192,648
                                                                  ========      ========

*  Comparisons between periods are affected by acquisitions-see Note 2.




          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1997*      1996*      1995*
                                                                                         ---------  ---------  ---------
OPERATING ACTIVITIES:
 Net income (loss)                                                                       $(10,899)  $ (2,462)  $  3,158
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization of capital leases                                         18,120     14,211      7,407
   Amortization of intangibles                                                              1,787      1,130        475
   Loss (gain) on disposal of property and equipment                                           43     (1,267)      (425)
   Provision (benefit) for deferred income taxes                                           (6,411)       291      1,074
   Provision for doubtful accounts                                                            233        234        224
   Extraordinary items, loss on early retirement of debt, net of taxes                        243        230         23
   Restructuring charge                                                                     7,184          -          -
   Restructuring costs paid                                                                (2,859)         -          -
   Other, net                                                                              (3,126)      (125)       897
   Changes in current assets and liabilities, net of effects from acquisitions:
     Accounts and notes receivable, net                                                    (9,469)   (11,620)      (325)
     Prepaid expenses                                                                      (4,136)    (1,438)    (1,199)
     Repair parts and supplies                                                               (517)        (9)        22
     Other current assets                                                                     424       (234)     1,652
     Accounts payable and accrued expenses                                                  4,195       (541)      (791)
     Claims and insurance accruals                                                         (2,411)     1,064        406
     Other current liabilities                                                                268         17       (527)
                                                                                         --------   --------   --------
       Net cash provided by (used in) operating activities                                 (7,331)      (519)    12,071
                                                                                         --------   --------   --------

INVESTING ACTIVITIES:
 Purchase of Freymiller Assets, net of liabilities assumed                                      -    (18,821)         -
 Payments for acquisitions, net of cash acquired                                          (17,613)    (9,342)   (18,258)
 Purchase of property and equipment                                                        (6,737)   (19,948)   (15,399)
 Proceeds from sale of property and equipment                                              12,197      9,055      3,520
 Other, net                                                                                   705      1,007       (557)
                                                                                         --------   --------   --------
       Net cash used in  investing activities                                             (11,448)   (38,049)   (30,694)
                                                                                         --------   --------   --------

FINANCING ACTIVITIES:
 Revolving line of credit, net                                                             30,252     32,881          -
 Proceeds from issuance of long-term debt                                                   1,000     17,236    103,427
 Repayment of long-term debt                                                              (21,189)   (25,075)   (49,011)
 Distribution to controlling stockholders                                                       -          -    (17,361)
 Proceeds from issuance of redeemable preferred stock                                       3,000          -          -
 Proceeds from issuance of common stock                                                     2,000          -          -
 Redemption of preferred stock                                                                  -          -     (2,000)
 Checks in excess of cash balances                                                          4,109          -          -
 Other, net                                                                                (1,106)    (1,026)    (2,763)
                                                                                         --------   --------   --------
       Net cash provided by financing activities                                           18,066     24,016     32,292
                                                                                         --------   --------   --------

Net increase (decrease)  in cash and cash equivalents                                        (713)   (14,552)    13,669
Cash and cash equivalents, beginning of period                                                734     15,286      1,617
                                                                                         --------   --------   --------
Cash and cash equivalents, end of period                                                 $     21   $    734   $ 15,286
                                                                                         ========   ========   ========

Supplemental cash flow information:
 Cash paid during the year for:
   Interest                                                                              $ 20,466   $ 16,592   $  4,315
   Income taxes (net of refunds)                                                             (257)       135      2,812
 Property and equipment financed through capital lease obligations and other debt
                                                                                              457     13,107     13,063
 Noncash consideration for acquisitions                                                     1,000          -          -

*Comparisons between periods are affected by acquisitons-see Note 2.

          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (Dollars and shares in thousands)

                                            COMMON                  ADDITIONAL                                TOTAL STOCK-
                                            SHARES       COMMON      PAID-IN      LOAN TO     ACCUMULATED   HOLDERS' EQUITY
                                          OUTSTANDING    STOCK       CAPITAL    STOCKHOLDERS    DEFICIT      (DEFICIENCY)
                                          -----------    -----       -------    ------------    -------       ----------
Balance, December 31, 1994                      29        $ -       $ 11,963      $     -      $ (1,475)       $ 10,488

Dividends on preferred stock                     -          -              -            -          (187)           (187)
Loans to stockholders                            -          -              -         (283)            -            (283)
Issuance of common stock                         2          -          1,152       (1,152)            -               -
Distribution to controlling stockholders         -          -        (15,583)           -        (1,778)        (17,361)
Issuance of common stock to controlling
 stockholders                                2,173         22            (22)           -             -               -

Issuance of common stock for acquired
 companies and minority stockholders         1,074         11          2,490            -          (133)          2,368

Net income                                       -          -              -            -         3,158           3,158
                                             -----        ---       --------      -------      --------        --------

Balance, December 31, 1995                   3,278         33              -       (1,435)         (415)         (1,817)
Loans to stockholders                            -          -              -         (445)            -            (445)
Issuance of common stock for acquired
 company                                       225          2            898            -             -             900
Net loss                                         -          -              -            -        (2,462)         (2,462)
                                             -----        ---       --------      -------      --------        --------

Balance, December 31, 1996                   3,503         35            898       (1,880)       (2,877)         (3,824)
Loans to stockholders                            -          -              -          479             -             479
Issuance of common stock                       727          7          1,993            -             -           2,000
Redeemable preferred stock dividend              -          -            (91)           -             -             (91)
Net loss                                         -          -              -            -       (10,899)        (10,899)
                                             -----        ---       --------      -------      --------        --------

Balance, December 31, 1997                   4,230        $42       $  2,800      $(1,401)     $(13,776)       $(12,335)
                                             =====        ===       ========      =======      ========        ========

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

     The accompanying AmeriTruck consolidated statements of operations and cash flows for the years ended December 31, 1997, 1996 and 1995 reflect W&L and TBI combined historical results and cash flows for such periods, Bangerter results and cash flows since August 1995, the results of the CMS distribution business and Scales (including the CBS Express business) since November 1995, the results of ART as it relates to the purchase of assets from Freymiller Trucking, Inc. ("the Freymiller Assets"), since February 5, 1996, and the results of KTL, Inc. ("KTL") since July 1996. The results for Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn") have been included since June 1997 and for Tran-Star, Inc. ("Tran-Star") since July 1997. The accompanying AmeriTruck consolidated balance sheet at December 31, 1996 includes W&L, TBI, Bangerter, the CMS distribution business, Scales (including the CBS Express business), and KTL assets and liabilities as adjusted by purchase accounting and the Freymiller Assets. In addition, the consolidated balance sheet at December 31, 1997 includes Monfort, Lynn and Tran-Star assets and liabilities as adjusted by purchase accounting.

     As of December 31, 1997, the Company's principal subsidiaries currently are W&L, TBI, Bangerter, CMS, Scales, ART, KTL, AmeriTruck Logistics Services, Inc. ("ALS", formed in January 1997 to broker freight), Monfort, Lynn and Tran-Star (the "Operating Companies"). All significant intercompany accounts and transactions have been eliminated. Effective January 1998 the Company effected a merger of ART, JCB, Monfort, Lynn and Tran-Star with ART as the surviving corporation.

     Separate financial statements of the Company's subsidiaries are not included because (a) all of the Company's direct and indirect subsidiaries have guaranteed the Company's obligations under the Indenture, dated as of November 15, 1995 (the "Indenture"), among the Company, such subsidiaries (in such capacity, the "Guarantors"), and The Bank of

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Prepaid Expenses

     Prepaid expenses primarily consist of tires in service and prepaid rent related to operating leases. The cost of new and replacement tires is capitalized and included in prepaid expenses when placed in service, and then amortized on a straight-line basis over their estimated useful lives. Estimated useful lives range from 10 to 24 months. The prepaid rent is amortized over the life of the lease.

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

     Goodwill and Other Intangibles

     Goodwill represents the excess of the acquisition costs over the fair value of net identifiable assets of businesses acquired and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $3,452,000 and $2,129,000, respectively.
     Other intangibles, which primarily consist of financing and other costs associated with business acquisitions, are included in other assets and are amortized over the life of the agreements.

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

2.   ACQUISITIONS

     In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable.

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

     In May 1997, AmeriTruck purchased the capital stock of Monfort and Lynn, both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash.

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

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Tran-Star, Monfort and Lynn acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, note payable, miscellaneous acquisition costs and liabilities assumed was $42.4 million for Tran-Star and $35.8 million for Monfort and Lynn. The excess of the purchase price over fair values of the net assets acquired has been recorded as goodwill. The Tran-Star net assets acquired were as follows (in thousands):

          Accounts receivable, net               $  6,653
          Property and equipment, net              25,315
          Goodwill                                  7,454
          Other assets                              2,981
          Long-term debt                          (28,916)
          Other liabilities                       (10,520)
                                                 --------
               Net assets acquired               $  2,967
                                                 ========

     The Monfort and Lynn net assets acquired were as follows (in thousands):

          Accounts receivable, net               $  3,805
          Property and equipment, net              15,138
          Goodwill                                 12,736
          Other assets                              4,087
          Long-term debt                          (14,201)
          Other liabilities                        (5,919)
                                                 --------
               Net assets acquired               $ 15,646
                                                 ========

     The following unaudited pro forma operating results of the Company for the twelve months ended December 31, 1997 and 1996, reflect the Monfort, Lynn and Tran-Star acquisitions as if they had occurred on January 1, 1996.

                                                 Twelve Months Ended
                                                     December 30,
                                               ------------------------
                                                 1997            1996
                                               --------        --------
                                                    (In thousands)

          Operating revenue                    $370,728        $408,003
          Operating income (after
            restructuring charge of
            $7.2 million in 1997)                 5,823          25,921
          Income (loss) before
            extraordinary items                 (12,127)          1,168
          Net income (loss)                     (12,370)            937

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

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     During the third and fourth quarters of 1997, the Company and ConAgra have been coordinating efforts to bring the Transportation Services Agreement to the contractually committed volumes and prices. However, these volumes have not yet been attained. Management believes that the most complex issues surrounding a business relationship of this magnitude, in excess of $50 million per year in total revenue, will be addressed by the end of the first quarter of 1998. This process, in addition to the ongoing reorganization of the refrigerated group, has caused the Company to fall short of its original cash flow plan for the second half of 1997. During the fourth quarter, the Company and ConAgra agreed to extend the term of the Transportation Services Agreement for an additional six months to December 2001 and to identify final traffic lanes and pricing to be subject to the Transportation Services Agreement. As part of the amendments, the Company agreed it would not receive any take-or-pay revenues for 1997.

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

     During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL for a purchase price of $8.1 million in cash and 225,000 shares of Class A common stock of AmeriTruck valued at $900,000. KTL is a trucking company founded in 1983 which specializes in the truckload transportation of refrigerated commodities and less-than-truckload shipments requiring expedited, timed-delivery services. The KTL acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The total purchase price including cash, common stock, miscellaneous acquisition costs and liabilities assumed was $21.9 million. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

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

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The cash portion of the 1995 acquisitions was funded with a portion of the proceeds from the private placement of the Subordinated Notes in November 1995. The Subordinated Notes were exchanged for publicly registered Subordinated Notes in February 1996. The Subordinated Notes were issued pursuant to the Indenture. The initial offering of the Subordinated Notes in November 1995 is sometimes referred to as the "Initial Offering." The Company funded the cash payments for the purchase of the Freymiller Assets and the KTL acquisition primarily from borrowings under the NationsBank and Volvo credit facilities. See footnote "8. Long-term Debt and Related Agreements."

     In addition, in May 1995, W&L acquired Dietz Motor Lines, Inc., for $2.0 million in cash, which includes payment for non-complete agreements of $400,000 as well as an amount for certain eligible accounts receivable. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of the acquired company are included in the financial statements from the date of acquisition.


3.   RESTRUCTURING CHARGE

     With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company is currently organized into four operating groups to better serve its customers. The AmeriTruck Refrigerated Carrier Group was formed to offer regional and nationwide, truckload refrigerated service. This new company combined the resources of ART, Bangerter, Tran-Star, Monfort, Lynn and the refrigerated operations of TBI. The AmeriTruck Specialized Carrier Group was formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest interstate hauler of new furniture in the U.S., CMS, serving the medical distribution industry, Scales, offering regional just-in-time dry van service, and AmeriTruck Logistics Services, Inc. ("ALS," formed in January 1997 to broker freight). The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market. The LTL operations of Lynn Transportation in Nevada and Southern California were recently integrated into the Group. TBI now focuses on mail transportation and regional specialized services and comprises the AmeriTruck Mail Services Group. TBI operates under 17 contracts with the U.S. Postal Service. Most of these contracts were initially awarded in the 1970's and 1980's.

     In connection with the above reorganization and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. In addition, the Company transferred $6.7 million of property and equipment to assets held for sale. As of December 31, 1997, the Company has liabilities of $433,000 related to the restructuring charge.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   OTHER INCOME, NET

     Other income consists of the following for the years ended December 31 (in thousands):

                                                   1997     1996     1995
                                                   ----     ----     ----

          Interest income                          $237     $435     $359
          Miscellaneous, net                         42       15       63
                                                   ----     ----     ----
                                                   $279     $450     $422
                                                   ====     ====     ====


5.   INCOME TAXES

      Income tax expense excluding the extraordinary items, was as follows for the years ended December 31 (in thousands):

                                                   1997     1996     1995
                                                   ----     ----     ----

          Current:
           Federal                              $  (207)    $  -   $1,301
           State                                      -       49      121
                                                -------     ----   ------
                                                   (207)      49    1,422
                                                -------     ----   ------
          Deferred:
           Federal                               (6,010)     305      706
           State                                   (401)     (14)     368
                                                -------     ----   ------
                                                 (6,411)     291    1,074
                                                -------     ----   ------
              Total                             $(6,618)    $340   $2,496
                                                =======     ====   ======


  A reconciliation of the federal statutory income tax rate to the effective income tax rate, excluding the extraordinary items, was as follows for the years ended December 31:

                                                   1997     1996     1995
                                                   ----     ----     ----

Federal statutory income tax rate (benefit)       (34.0)%  (34.0)%   34.0%
State income taxes, net of federal tax benefit     (2.4)     1.7      5.6
Nondeductible expenses                              4.9     61.5      5.0
Nontaxable income                                   -      (11.4)     -
Other, net                                         (6.8)     0.2     (0.6)
                                                  -----   ------     ----
   Effective tax rate                             (38.3)%   18.0%    44.0%
                                                  =====   ======     ====

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

                                                        1997          1996
                                                        ----          ----
          Deferred tax liabilities:
           Depreciation and amortization              $(17,458)    $(13,249)
           Prepaid items and other                      (1,057)        (821)
                                                      --------     --------
             Total deferred tax liabilities            (18,515)     (14,070)
                                                      --------     --------

          Deferred tax assets:
           Accrued expenses and reserves                 4,214        1,786
           Net operating losses and tax credits         13,608        5,180
                                                      --------     --------
             Total deferred tax assets                  17,822        6,966
                                                      --------     --------

             Net deferred tax liability               $   (693)    $ (7,104)
                                                      ========     ========

          Current deferred income tax asset              3,717     $  1,467
          Noncurrent deferred income tax liability      (4,410)      (8,571)
                                                      --------     --------
             Net deferred tax liability               $   (693)    $ (7,104)
                                                      ========     ========


     The Company has available at December 31, 1997, an alternative minimum tax
     (AMT) credit carryforward of $380,000 to offset future regular tax liabilities. The AMT credit carryforward has no expiration date. The benefit of the tax credits is recognized in continuing operations for accounting purposes. The Company also has available federal net operating losses of approximately $34.9 million. The federal net operating loss carryover will expire between 2011 and 2013.

     The Company has available at December 31, 1997, unused Bangerter preacquisition operating loss carryforwards of approximately $1.1 million which expire between 2006 and 2011. These preacquisition carryforwards may be used only to offset future taxable income, if any, of Bangerter and may not be used to offset future taxable income of any other member of the group with which the Company files a consolidated return. The amount of preacquisition tax loss carryforwards available to offset future taxable income will be subject to limitation, due to the ownership change, under Internal Revenue Code Section 382. The Company will be required to pay tax in any year in which Bangerter's taxable income exceeds the ownership change limitation, notwithstanding the existence of tax loss carryforwards. The amount of the preacquisition carryforwards which may be applied in any one year is limited by the Internal Revenue Code to the lesser of Bangerter's taxable income or approximately $70,000.


6.   ACCOUNTS RECEIVABLE

     AmeriTruck maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Allowances for doubtful accounts of $1,295,000 and $560,000 were recorded at December 31, 1997 and 1996, respectively. Driver advances and employee receivables of $1,785,000 and $1,575,000 were included in accounts receivable at December 31, 1997 and 1996, respectively.

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 was as follows (in thousands):

                                                       1997         1996
                                                       ----         ----

        Revenue equipment                            $140,774     $119,076
        Structures                                      5,745        5,537
        Service  equipment and other                    1,894        1,721
        Office furniture and equipment                  5,769        3,672
        Land                                            1,102        1,007
        Leasehold improvements                            832          857
                                                     --------     --------
               Total property and equipment           156,116      131,870
        Accumulated depreciation and amortization     (38,342)     (28,069)
                                                     --------     --------
               Net property and equipment            $117,774     $103,801
                                                     ========     ========

     Property and equipment includes gross assets acquired under capital leases of $16,351,000 and $5,560,000 at December 31, 1997 and 1996, respectively.
     Related amounts included in accumulated depreciation and amortization were $2,653,000 and $2,214,000 at December 31, 1997 and 1996.

     During 1995, the Company changed its estimate of the useful lives and salvage values of certain revenue equipment. This change had the effect of increasing operating income by approximately $360,000 for the year ended December 31, 1995. These changes in estimates were made to more accurately reflect future service lives and salvage values of the equipment.


8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

                                                      1997         1996
                                                      ----         ----

        Accounts Payable - trade                    $16,767      $ 5,840
        Payroll and owner operator pay                5,687        2,630
        Accrued interest                              2,023        1,786
        Taxes other than income taxes                 1,733          954
        Other                                         5,525        2,347
                                                    -------      -------
               Total                                $31,735      $13,557
                                                    =======      =======

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   LONG-TERM DEBT AND RELATED AGREEMENTS

     Long-term debt consists of the following at December 31 (in thousands):

                                                      1997            1996
                                                      ----            ----
     Senior Subordinated Notes due 2005 with
      an interest rate of 12.25% (net of
      unamortized discount of $1,106 and
      $1,247 respectively)                         $ 98,894        $ 98,753

     Obligations collateralized by equipment
      maturing through 2002 with interest
      rates ranging from 7.25% to 11.51%             43,688          34,539

     Capital lease obligations collateralized
      by equipment maturing through 2004 with
      interest rates ranging from 5.86% to 11.33%    14,286           2,473

     Obligation collateralized by real property
      maturing 2000 with interest rates ranging
      from 8.0% to 10.0%                              1,537               -

     Obligations maturing through 2005 with
      interest rates ranging from 10.0% to 14.0%      2,180             680

     Borrowings outstanding on the FINOVA
      revolving line of credit, average weighted
      interest rate of 8.49% (variable)              56,281               -

     Borrowings outstanding on the NationsBank
      revolving line of credit, average weighted
      interest rate of 7.43% (variable)                   -          23,517

     Borrowings outstanding on the Volvo revolving
      line of credit, average weighted interest
      rate of 8.44% and 8.25% respectively
      (variable)                                      9,364           9,364
                                                   --------        --------

                                                    226,230         169,326

      Less current portion                           22,534          11,988
                                                   --------        --------
      Total long-term portion of debt              $203,696        $157,338
                                                   ========        ========

     Aggregate long-term debt (including current portion), maturing during the next five years and thereafter is as follows (in thousands):

          1998              $ 22,534
          1999                25,513
          2000                74,942
          2001                 6,332
          2002                    46
          Thereafter          96,863
                            --------
                            $226,230
                            ========

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

     As of December 31, 1997, the Company's borrowing base supported borrowings of approximately $63.7 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 0.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 2.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $56.3 million at December 31, 1997 and were primarily used for refinancing borrowings under the Company's prior facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. There were also $4.6 million in letters of credit outstanding at December 31, 1997, leaving $2.8 million available for borrowings.

     In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64 million and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of a $180,000 fee in connection with the Temporary Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances are not terminated within 60 days. The Temporary Overadvances bore interest at 11% per annum for the first 60 days, and thereafter, until the Temporary Overadvances are terminated all outstanding borrowings under the FINOVA Credit Facility will bear interest at 1% over the rate otherwise applicable to such advances. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and originally matured on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10 million (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The 1997 Warrants become exerciseable in the event a Qualified Private Placement does not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement has not occurred by March 31, 1998, the Company will pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company used the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

     In March 1998, the Company further amended the FINOVA Credit Facility to extend the period during which the Temporary Overadvances are available to the Company through May 15, 1998 (or, if earlier, the date of any Qualified Private Placement or the date of any sale of the stock or substantially all of the assets of TBI, yielding gross cash proceeds of at least $10 million) and to increase the total amount of the FINOVA Credit Facility to $68.5 million solely during the period during which the Temporary Overadvances may be drawn. The March 1998 amendment provides for the payment of an additional $280,000 fee to FINOVA. The Company does not expect a Qualified Private Placement to occur by April 1, 1998. However, the maturity of the 1997 Notes has been extended to June 1, 1998.

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

     The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Current Ratio, Net Worth, Debt Service

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Coverage Ratio and Operating Ratio. Certain of these covenants were not met at December 31, 1997 and were unconditionally waived by FINOVA. The FINOVA Credit Facility also contains a subjective acceleration clause for material adverse change. Management believes there has been no such material adverse changes.


     Volvo Credit Facilities

     In February 1996, the Company and the Operating Companies entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and
     (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of December 31, 1997, the Operating Companies have pledged collateral which provides for a $9.4 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio. Certain of these covenants were not met at December 31, 1997 and were unconditionally waived by Volvo.

     The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. Financing for an additional 150 new trucks for approximately $11.3 million was committed during 1997, all of which will be obtained through operating leases.

     At December 31, 1997, borrowings outstanding under the Volvo Line of Credit were $9.4. The outstanding debt balance under the Equipment Financing Facility was $2.8 million at December 31, 1997; however, the remaining financing under this facility was obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


     NationsBank Credit Facility

     In February 1996, the Company and its subsidiaries entered into a Loan Agreement and related documents (collectively, the "NationsBank Credit Facility") with NationsBank of Texas, N.A. ("NationsBank") pursuant to which NationsBank provided a $30 million credit facility to the Company. Borrowings under the NationsBank Credit Facility were used for acquisitions, operating capital, capital expenditures, letters of credit and general corporate purposes. The Company's obligations under the NationsBank Credit Facility were collateralized by substantially all personal property of the Company and its subsidiaries and are guaranteed in full by each of the Operating Companies. For purposes of the Indenture, such borrowings under the NationsBank Credit Facility constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies. In May 1997, this facility was replaced by borrowings from the FINOVA Credit Facility.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments.

     The fair value of the Company's long-term debt of $227,305,000 and $170,609,000 at December 31, 1997, and 1996, respectively was calculated by discounting future cash flows using an estimated fair market value interest rate. The interest rate used for the Subordinated Notes was the quoted market price at the respective year-end. The rate for all other debt was estimated based on the Company's current borrowing rates for similar types of borrowing arrangements at the end of 1997.

11.  COMMITMENTS AND CONTINGENCIES

     Self-Insurance

     The Company is primarily self-insured for all collision damages to revenue equipment. In addition, the Company is self-insured for liability coverage up to its deductible amounts, which vary among the Operating Companies. Furthermore, the Operating Companies act as self-insurers for workers' compensation in several states in which the deductible is as high as $350,000.

     Leases

     The Company leases various equipment and buildings under capital and noncancelable operating leases with an initial term in excess of one year. As of December 31, 1997, future minimum rental payments required under these capital and operating leases are summarized as follows (in thousands):

                                                                 Capital         Operating
                                                                  Leases            Leases
                                                                 -------         ---------
                 1998                                            $ 8,489           $ 9,544
                 1999                                              2,770             8,587
                 2000                                              2,435             8,262
                 2001                                              2,130             5,068
                 2002                                                174             1,239
                 Thereafter                                          114               609
                                                                 -------           -------
                 Total                                            16,112           $33,309
                                                                                   =======
                 Less amount representing interest                (1,826)
                                                                 -------
                 Present value of minimum lease
                  payments                                       $14,286
                                                                 =======

     Rental expense for operating leases was $10,286,000, $4,975,000 and $1,718,000 for the years ended December 31, 1997, 1996 and 1995. The Company received sublease income during 1997 of approximately $700,000. Future minimum sublease rentals under noncancelable subleases will approximate $1,500,000 for 1998 and $500,000 for 1999.

     The Company also leases revenue equipment from owner operators and leasing companies under various short-term cancelable operating leases. Rental payments are based on per mile charges or on a percent of revenue generated through the use of the equipment.

     Letters of Credit

     As of December 31, 1997 and 1996, respectively, the Company had various outstanding letters of credit totaling $4,592,000 and $4,066,000. These letters of credit were mainly issued to insurance companies in conjunction with coverage obtained.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Other

     The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered to be material by management of the Company.


12.  REDEEMABLE PREFERRED AND COMMON STOCK

     AmeriTruck is authorized to issue 20,000 shares of Preferred Stock, par value $1.00 per share (the "Preferred Stock"), 12,000,000 shares of Class A Common Stock, $.01 par value, 12,000,000 shares of Class B Common Stock, $.01 par value and 1,775,000 shares of Class C Common Stock, $.01 par value. Preferred Stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board of Directors may in its discretion determine. Upon issuance, the Preferred Stock may include, among other things, extraordinary dividend, redemption, conversion, voting or other rights which may adversely effect the holders of the Common Stock. At December 31, 1997 the Company had 3,000 shares of Series A Redeemable Preferred Stock (described below), 2,835,461 shares of Class A Common Stock and 1,394,814 shares of Class C Common Stock outstanding. The holders of Class A Common Stock have one vote per share. The holders of Class B Common Stock do not have any right to vote except as may be provided pursuant to the Delaware General Corporation Law. The holders of Class C Common Stock have one vote per share and normally vote together with the holders of the Class A Common Stock as a single class. In addition, the holders of Class C Common Stock have additional voting rights under certain circumstances.

     In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at a $1,000 per share for a total purchase price of $3.0 million. Dividends on each share of the Preferred Stock accrue cumulatively on a daily basis at a rate of 5 percent per annum on the liquidation value thereof, provided that the rate will increase to 10% per annum upon the earlier of the date of a Disposition Event (as defined) and November 15, 1998. The dividends are payable in kind on the last day of each fiscal quarter. The Company will redeem all of the Series A Preferred Stock outstanding on December 31, 2005 at a liquidation value of $1,000 per share. The Common Stock, along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million. The detached warrants can be exercised any time prior to May 23, 2007 at $2.00 per share.

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

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     This stock was subsequently converted into shares of the Company's common stock in connection with the 1995 acquisitions. Each of the promissory notes is secured by these shares and is payable in one installment which is due on October 10, 2005. Each of the promissory notes bear interest at the rate of 6.77 percent per annum, such interest being payable at maturity.


13.  STOCK OPTION PLAN

     In November 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of incentive stock options and nonstatutory stock options to employees, and for the grant of nonstatutory stock options to consultants, of the Company and its subsidiary corporations. In May 1997 the 1995 Plan was amended to increase the maximum number of shares. These stock options vest either ratably over a two year period or a four year period from date of grant. In addition, these options expire 10 years from date of grant or three months from an employee's termination date. A maximum of 3,271,881 shares of Class A Common Stock, $.01 par value, ("Common Stock") are currently reserved for issuance under the 1995 Plan, as amended. Approximately 858,879 shares were available for future grant at December 31, 1997. The exercise price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed 10 years.

     The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for the 1995 Plan. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted in 1997, 1996 and 1995. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the 1995 Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. Had the Company adopted the cost recognition provision of SFAS 123, the Company's pro forma net loss for 1997 and 1996 would have been $9,992 and $2,758, respectively and the net income for 1995 would have been $3,146.

     The fair value of each stock option granted is estimated on the date of grant using the "minimum value" option-pricing model with the following weighted-average assumptions:

                                      1997        1996        1995
                                      ----        ----        ----
     Expected term                     5           5            5
     Expected volatility              0.00%       0.00%       0.00%
     Expected dividend yield          0.00%       0.00%       0.00%
     Risk-free interest rate          6.49%       6.10%       5.70%

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the status of the Company's stock options as of December 31, 1997 and the changes during the three-year period ended on that date is presented below:

                                            1997                           1996                          1995
                                     ---------------------        ----------------------         ---------------------
                                                  Weighted                      Weighted                      Weighted
                                                   Average                       Average                       Average
                                                  Exercise                      Exercise                      Exercise
                                     Options        Prices         Options        Prices         Options        Prices
                                     -------      --------         -------      --------         -------      --------
     Outstanding at
      beginning of year              811,808         $4.00         203,650         $4.00               -      $      -
       Granted                     1,829,000          4.10         745,000          4.00         203,650          4.00
       Forfeited                     300,750          4.00         136,842          4.00               -             -
       Expired                        29,750          4.00               -             -               -             -
                                   ---------         -----         -------         -----         -------         -----
     Outstanding at end
      of year                      2,310,308         $4.08         811,808         $4.00         203,650         $4.00
                                   =========         =====         =======         =====         =======         =====
     Exercisable at end
      of year                        742,858         $4.05         100,903         $4.00               -
     Weighted-average
      FV of options
      granted during the
      year                             $1.08                         $1.02                         $0.97


     The options outstanding and exercisable as of December 31, 1997 are summarized below:

                          Options      Weighted Average                              Options
         Range of       Outstanding       Remaining         Weighted Average       Exercisable        Weighted Average
      Exercise Prices    At 12/31/97    Contr. Life         Exercise Price         At 12/31/97         Exercise Price

     $3.10 to $8.00        2,296,308               9.02              $  4.00           740,058                 $  4.00
     $10.00 to $14.00          6,000               9.39                12.00             1,200                   12.00
     $16.00 to $22.00          8,000               9.39                19.00             1,600                   19.00
     ----------------      ---------               ----               ------             -----                  ------
     $3.10 to $22.00       2,310,308               9.02              $  4.08           742,858                 $  4.05


14.  EMPLOYEE BENEFITS

     Certain of AmeriTruck's Operating Companies sponsored defined contribution 401(k) retirement savings, pension or profit sharing plans. TBI's profit sharing plan covers nondriver employees. TBI also has defined contribution pension plans covering mail and nonmail drivers, which provide for hourly contributions for the first 40 hours of driving per week for nonmail drivers and hourly contributions for the first 40 hours of driving per mail route per week for mail drivers. CMS' retirement plan, Bangerter's profit sharing plan and W&L's retirement savings plan covered substantially all eligible employees meeting certain age and service requirements. The CBS profit sharing plan was terminated on June 30, 1996. Contributions to W&L's retirement savings plan, CMS' retirement plan and TBI's and Bangerter's profit sharing plans were at the discretion of the Board of Directors. For the employee benefit plans mentioned above, the Company's expense was $586,000, $926,000, and $903,000 for the years ended December 31, 1997,
     1996 and 1995, respectively.

     During the second quarter of 1997, the employee benefit plans were merged into the AmeriTruck Distribution Corp. retirement plan. This new plan covers all employees of AmeriTruck Distribution Corp. and its wholly-owned subsidiaries who meet certain eligibility requirements, with the exception of TBI's mail contract drivers. This profit sharing plan has a 401(k) feature with a discretionary company match.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Liquidity and Capital Resources

     The Company has signed a non-binding letter of intent with an investor group to sell TBI, an AmeriTruck subsidiary primarily involved in mail contract carriage. This letter of intent is subject to a number of conditions, including due diligence and approval by the AmeriTruck Board of Directors. In a separate transaction, the Company has signed an agreement to negotiate exclusively with two major financial institutions with respect to the proposed sale of $20 million of newly created preferred stock. Successful completion of these two transactions would provide AmeriTruck with in excess of $30 million of new capital before any related transaction costs. However, no assurances can be made that the parties will reach definitive agreements or that these transactions will be consummated.

     In connection with the Subordinated Notes described in Note 9, the Company has a mandatory $6.1 million interest payment due on May 15, 1998. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations and make the May 15 payment. As such the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However cash generated from operations alone will not be sufficient to pay the $6.1 million on May 15, 1998, without proceeds from the sale of assets or sale of capital as described above, or an extension of the Temporary Overadvance as described in Note 9.

     Management believes that through a combination of the alternatives discussed above, the Company will have adequate financial resources to maintain operations and fund the May 15, 1998 payment.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of AmeriTruck Distribution Corp.

We have audited the consolidated balance sheets of AmeriTruck Distribution Corp. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriTruck Distribution Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







/s/ COOPERS & LYBRAND L.L.P.



Fort Worth, Texas
March 31, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  (a)      Identification of Directors
                           ---------------------------

                             NAME                        AGE            TERM OF OFFICE
                             ----                        ---            --------------

                    Michael L. Lawrence (2)              53     Until Resigns or is Removed
                    Richard A. Beauchamp                 57     Until Resigns or is Removed
                    Kenneth H. Evans, Jr. (1)            45     Until Resigns or is Removed
                    William E. Greenwood(1)(2)           59     Until Resigns or is Removed
                    Michael J. Langevin (1)              51     Until Resigns or is Removed
                    J. Michael May                       53     Until Resigns or is Removed
                    William P. Scales                    56     Until Resigns or is Removed

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

                  Pursuant to a Stockholder Agreement (the "Stockholder Agreement") entered into at the time the 1995 acquisitions were consummated, the stockholders of the Company agreed that it will have a Board of Directors comprised of nine members. The stockholders have agreed to vote for the following persons as Directors: (i) two individuals designated by BBV, so long as BBV shall hold at least 10 percent of the outstanding shares, and thereafter one individual designated by BBV, so long as it holds any shares; (ii) initially Michael Lawrence, so long as he is the Chairman, President and Chief Executive Officer of the Company, and thereafter an individual designated by the nominating committee referred to below;
                  (iii) initially, Messrs. Beauchamp and Scales and two former executives of the Operating Companies, so long as each is an executive officer of the Company or the Chairman, President and Chief Executive Officer of any of the Operating Companies, and thereafter individuals designated by the nominating committee referred to below; (iv) initially William E. Greenwood, and thereafter a person designated by the nominating committee referred to below; and (v) initially Kenneth H. Evans, Jr., and thereafter a person designated by the nominating committee referred to below. One of the directors designated by BBV and the Chairman and Chief Executive Officer of the Company shall constitute a nominating committee with the power to designate any replacement for the Directors referred to in (ii) through (v) above.

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

                  Charter Provisions

                  The Company's Certificate of Incorporation, as amended, contains provisions described below.

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

     A "Control Event", as defined in the Charter, means (a) the Company shall have failed to make any required payment of principal or interest when due pursuant to the terms of any agreement evidencing Senior Indebtedness (as defined in the Indenture) or pursuant to the terms of the Indenture, and such failure to pay shall have continued without being cured, waived or consented to, beyond the period of grace, if any, specified in such agreement or the Indenture, as applicable, (b) there shall have occurred any of certain events of default under any agreement evidencing Senior Indebtedness which event of default shall have continued uncured for three out of four consecutive fiscal quarters, (c) the Company shall have failed to complete a Qualified Public Offering (as described in the Stockholder Agreement, dated as of November 15, 1995, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K) on or prior to the third anniversary of the completion of the 1995 acquisitions, or (d) there shall exist a default or breach of any covenant, agreement or provision contained in Section 6 of the Stockholder Agreement dated as of November 15, 1995, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

     In May 1997 the Company further amended the Charter to authorize the issuance of 20,000 shares of Preferred Stock ($1 par value per share), 12,000,000 shares of Class A Common Stock, 12,000,000 shares of Class B Common Stock, and 1,175,000 shares of Class C Common Stock.

(b)  Identification of Executive Officers
     ------------------------------------

     Executive officers of the Company are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers and directors of the Company.

               NAME               AGE             POSITION
               ----               ---             --------

      Michael L. Lawrence          53     Chairman, President and Chief Executive Officer
      Richard A. Beauchamp         57     President, Specialized Group
      Ronald N. Damico             56     President, Regional LTL Group
      Kenneth H. Evans, Jr.        45     Chief Financial and Accounting Officer
      Michael L. Langevin          50     Vice Chairman
      J. Michael May               53     General Counsel and Secretary
      Michael Noel                 59     Corporate Vice President - Sales
      Joseph M. Samford            50     Executive Vice President - Equipment and Maintenance
      Daniel L. Van Alstine        39     Executive Vice President - Sales and Marketing
      Terry A. Wallace             34     President, Refrigerated Group

     Richard A. Beauchamp has been the President of the Specialized Group since 1997. He was Chief Executive Officer of CMS Transportation Services, Inc. from 1988 to 1996. He has been the President of Transportation Management Services, Inc. since 1990, the President of I.L.C. Leasing, Inc. from 1988 until 1994, and the President of Carolina Transportation Company from 1992 until June of 1995. He has also been a director of Crown Anderson, Inc., a pollution control company, since 1974. Mr. Beauchamp was previously President and Chief Executive Officer of Refrigerated Transportation Company, Inc., and has 31 years experience in the trucking industry.

     Ronald N. Damico served as President of the Regional LTL Group since June 1997 and has been President of KTL, Inc. since 1980. He has more than 20 years of experience in the transportation industry.

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

     Michael L. Lawrence has been a Director and the Chairman of the Board of Directors of TBI since July 1990 and of W&L since August 1994. Mr. Lawrence was a Director and Chief Executive Officer of TRISM, Inc., a trucking company specializing in carrying heavy machinery and equipment, explosives and radioactive materials, from January 1990 to March 1995. Mr. Lawrence was the President, Chief Executive Officer and principal owner of Lucas Trucking and Leasing from August 1989 to March 1991. He has a total of 25 years experience in the trucking industry.

     Michael J. Langevin served as Vice Chairman of the Company since June 1997 and has been a Director of the Company since January 1996. Since 1989, Mr. Langevin has been an independent financial consultant associated with Dunbar Associates, Inc., a financial management consulting firm.

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

     Daniel L. Van Alstine has served as Executive Vice President of Marketing since June 1997. He was Executive Vice President of Tran-Star, Inc. from March 1993 until June 1997. From January 1992 until March 1993 he was Chief Operating Officer for Prodrive, a driving training and recruiting firm. For more than 5 years prior to January 1992, Mr. Van Alstine held various management positions with North American Van Lines. He has more than 16 years in the trucking industry.

     Terry A. Wallace has served as President of the Refrigerated Group since December of 1997, and Executive Vice President of Operations for the Refrigerated Carrier Group from June to Decemeber 1997. He was previously Vice President of Operations of Transtar, Inc. and has held various management positions with Transtar and its affiliates since 1987. He has more than 12 years experience in the trucking industry.

ITEM 11. EXECUTIVE COMPENSATION

     (a)  Compensation to Named Executive Officers.
          -----------------------------------------

          The following table summarizes the total compensation paid by the Company or one of the Operating Companies for services rendered during the years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company at the end of 1997.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                        ---------------------------------
                                            Annual Compensation                   Awards          Payouts
                                  --------------------------------------  ----------------------  -------
                                                                 Other                Securities
                                                                Annual    Restricted  Underlying           All Other
          Name and                                              Compen-      Stock     Options/    LTIP     Compen-
     Principal Position        Year      Salary    Bonus(1)    sation(2)   Award(s)    SARs (#)   Payouts   sation(3)
     ------------------        ----      ------    --------    ---------   --------    --------   -------   ---------
     Michael L. Lawrence       1997    $300,000    $           $  8,400    $   --          --          --   $     --
        President and Chief    1996     121,875        --         6,300        --          --          --         --
        Executive Officer      1995      75,085        --            --        --          --          --      7,819

     Richard A Beauchamp       1997     210,010        --        23,940        --          --          --         --
        President              1996     200,099        --        22,812        --          --          --      1,795
        Specialized Group      1995      25,000        --          --          --          --          --         --

     Kenneth H. Evans, Jr.     1997     207,333        --         8,400        --          --          --         --
        Chief Financial and    1996     192,000        --         6,300        --          --          --         --
        Accounting Officer     1995      16,000      75,000        --          --          --          --         --

     Joseph M. Samford         1997     156,667        --         8,400                    --          --         --
        Executive Vice Presi-  1996     120,833      16,066       6,300        --          --          --         --
        dent - Equipment       1995        --          --         7,700        --          --          --         --
        and Maintenance

     Ronald N. Damico          1997     150,000        --         8,400        --          --          --         --
        President, Regional    1996      51,923        --         2,800        --          --          --         --
        LTL Group

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

                     OPINION/SAR GRANTS IN 1997 FISCAL YEAR

The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning the grant of options during 1997.

                                                 % of Total
                                                Options/SARs
                                    Number of     Granted to
                                   Securities   Employees in
                                   Underlying    Year ended    Exercise or                      Present
          Name and                Options/SARs  December 31,    Base Price      Expiration      Value of
     Principal Position           Granted (#)       1997        ($/Sh) (1)         Date          Options(2)
     ------------------           -----------       ----        ----------         ----          -------
    Michael L. Lawrence              245,000        13.4%        10 tiers       May 22, 2007     $266,732
       President and Chief
       Executive Officer
    Richard A. Beauchamp              30,000         1.6%        10 tiers       May 22, 2007     $ 32,661
       President Specialized
       Group
    Kenneth H. Evans, Jr.            145,000         7.9%        10 tiers       May 22, 2007     $157,862
       Chief Financial and
       Accounting Officer
    Joseph M. Samford                 75,000         4.1%        10 tiers       May 22, 2007     $ 81,653
       Executive Vice Presi-
       dent - Equipment and
       Maintenance
    Ronald N. Damico                  30,000         1.6%        10 tiers       May 22, 2007     $ 32,661
       President, Regional
       LTL Group

(1) Exercise prices are in 10 equal increments of 10% each, at exercise prices of $3.10, $6, $8, $10, $12, $14, $16, $18, $20 and $22. The fair market value on the date of grant was $2.75 as determined by the Board of Directors.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock. These dollar amounts represent gain before income taxes.

                   AGGREGATED 1997 STOCK OPTION/SAR EXERCISES
                         AND YEAR-END OPTION/SAR VALUES

     The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning their exercise of options during 1997 and unexercised stock options held as of the end of 1997.

                                                               Number of Securities
                                                              Underlying Unexercised       Value of Unexercised in-the-Money
                                                              Options/SARs at Year End          Options/SARs at Year End
          Name and         Shares Acquired     Value        -----------------------------    -----------------------------
     Principal Position    of Exercise(#)    Realized ($)   Exercisable     Unexercisable    Exercisable     Unexercisable
     ------------------    -------------     -----------    -----------     -------------    -----------     -------------
    Michael L. Lawrence         -                -               29,311           246,689         -                -
       President and Chief
       Executive Officer
    Richard A. Beauchamp        -                -               41,741            35,259         -                -
       President Specialized
       Group
    Kenneth H. Evans, Jr.       -                -              124,180           145,820         -                -
       Chief Financial and
       Accounting Officer
    Joseph M. Samford           -                -               15,301            24,699         -                -
       Executive Vice Presi-
       dent - Equipment and
       Maintenance
    Ronald N. Damico            -                -                  600            29,400         -                -
       President, Regional
       LTL Group


     (b)  Stock Option Plan
          -----------------

          In November 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan ("1995 Plan"), which provides for the grant of incentive stock options and nonstatutory stock options to employees, and for the grant of nonstatutory stock options to consultants, of the Company and its subsidiary corporations. In May 1997, the 1995 Plan was amended to increase the maximum number of shares. These stock options vest either ratably over a two year period or a four year period from date of grant. In addition, these options expire 10 years from date of grant or three months from an employee's termination date. A maximum of 3,271,881 shares of Class A Common Stock, $.01 par value, ("Common Stock") are currently reserved for issuance under the 1995 Plan, as amended. After giving effect to the 1995 and 1996 acquisitions and in conjunction with the 1997 acquisitions, there are 4,230,275 shares of Common Stock outstanding and warrants to purchase 1,875,000 shares of Common Stock. No individual may be granted options under the 1995 Plan for a number of shares in excess of two-thirds of the shares that from time to time may be reserved for issuance under the 1995 Plan.

          The 1995 Plan is administered by the Compensation Committee, which has authority to determine which eligible individuals are to receive options, the terms of such options, including the status of such options as incentive or nonstatutory stock options under the federal income tax laws, the number of shares, exercise prices, and times at which the options become and remain exercisable, and the time, manner, and form of payment upon exercise of options, including cashless exercise or payment of the exercise price with a promissory note. The exercise price of incentive stock options granted under the 1995 plan may not be less than 100 percent of the fair market value of the underlying shares of Common Stock on the date of grant. Options granted under the 1995 Plan may be immediately exercisable, or may become exercisable in such cumulative or non-cumulative installments as the Compensation Committee may determine (subject to acceleration by the Compensation Committee in whole or in part at any time). Incentive stock options may not be exercised after a maximum of three months following termination of the optionee's employment with the Company or one of its affiliates, except in the event that termination is due to death or disability, in which case the incentive stock option is exercisable for a maximum of one year after such termination. Such three-month and one-year periods may be shortened by the Compensation Committee in the option agreement evidencing an option grant. In any event, no incentive stock option may be exercised after the tenth anniversary of its date of grant.

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

          As of December 31, 1997, options to purchase approximately 2,413,002 shares of Common Stock have been granted under the 1995 Plan and are outstanding, and options to purchase approximately 858,879 additional shares of Common Stock were available for future grants under the 1995 Plan.

     (c)  Compensation of Directors.
          -------------------------
          Mr. Greenwood has been awarded options to purchase 20,000 shares of the Company's Common Stock. Mr. Scales received compensation as a Director in the amount of $2,000 per month beginning with September, 1997. All directors will be reimbursed for any out-of-pocket expenses incurred in attending Board of Directors meetings.

     (d)  Employment Contracts and Termination of Employment.
          --------------------------------------------------
          Employment Agreements have been entered into by AmeriTruck or one of the Operating Companies, as specified below, with each of Messrs. Lawrence, Beauchamp, Damico, Evans and Samford:

          Mr. Lawrence, the Chairman and Chief Executive Officer of AmeriTruck, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $75,000 annually through October 31, 1996, and thereafter, an annual base salary of $300,000. Any additional increases are at the discretion of AmeriTruck's board of directors.

          Mr. Beauchamp, President of the Specialized Group, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $150,000 with increases thereafter being at the discretion of the employer's board of directors.

          Mr. Damico, the President of the Regional LTL Group, has entered into an employment agreement having a term expiring in November 1998 and providing for a base salary of $150,000 annually, with increases thereafter being at the discretion of the Company's board of directors.

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

     (e)  Long-Term Incentive Plan.
          -------------------------

          Senior management of the Company and each of the Operating Companies are eligible to participate in an executive incentive compensation plan pursuant to which, in general, they will be paid annual bonuses based upon the financial performance of both their respective individual Operating Companies and that of the Company. The size of the incentive compensation pool is determined each year as 35% of the Company's earnings in excess of the target. Each individual's share of the pool is determined by reference to the relevant Operating Company's performance against the Company's operating plan as to such key factors as, for example, revenue levels, rates per loaded mile, load ratios, service quality, cost control and coordination with other Operating Companies, as well as an assessment of the individual's performance.

     (f)  Compensation Committee Interlocks and Insider Participation.
          ------------------------------------------------------------

          Messrs. Michael L. Lawrence and William E. Greenwood have been the members of the Compensation Committee since the Company's inception. Mr. Lawrence is also Chairman and Chief Executive Officer of the Company.

     (g)  Board Compensation Committee Report.
          ------------------------------------

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

          In 1997 no bonuses were paid to the Company's Executive Officers and annual salaries were primarily determined based upon the amounts required under their employment contracts.

          Chief Executive Officer

          Mr. Lawrence's base salary is determined by the terms of his employment agreement with the Company. See "Employment Contracts and Termination of Employment." In light of the Company's financial performance in 1997, the Company did not pay any bonuses to its executive officers, including Mr. Lawrence.


                                                       Michael L. Lawrence
                                                       William E. Greenwood

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.
          -----------------------------------------------

          The following table sets forth certain information regarding beneficial ownership of the Common Stock of the Company by each person known to the Company to own beneficially more than 5 percent of its outstanding Common Stock.

                                                            Amount and Nature of
          Name and Address                                  Beneficial Ownership        Percent of Class/(1)/
          ----------------                                  --------------------        ---------------------
          BancBoston Ventures, Inc./(2)/                            2,030,449                   48.0%
               100 Federal Street
               Boston, MA  02110

          William P. Scales/(3)/                                      392,217                    9.3%
               c/o Scales Transport Corporation
               507 A Samples Scales Road
               P.O. Box 189
               Homer, GA  30547

          Michael L. Lawrence                                         390,330                    9.2%
               c/o AmeriTruck Distribution Corp.
               301 Commerce, Suite 1101
               Fort Worth, TX  76102

          Randy Thompson                                              338,782                    8.0%
               c/o Thompson Bros., Inc.
               3605 Teem Drive
               Sioux Falls, SD  57107

          Richard Beauchamp/(4)/                                      283,363                    6.7%
               c/o AmeriTruck Refrigerated Transport, Inc.
               4200 Northside Parkway
               Building 8, Suite C
               Atlanta, GA  30327

          Ronald N. Damico                                            254,091                    6.0%
               c/o KTL, Inc.
               1501 Lake Ave.
               Largo, FL 34641

          /(1)/ Represents percentage ownership of all outstanding classes of Common Stock. All stockholders except BBV hold shares of Class A Common Stock.
          /(2)/ Excludes a warrant issued to BBV exercisable on or after February 15, 1996 for 375,000 shares.
          /(3)/ Includes 27,860 shares held by Mr. Scales' spouse. Mr. Scales disclaims beneficial ownership with respect to these shares.
          /(4)/ Includes 278,587 shares held by Mr. Beauchamp's spouse. Mr. Beauchamp disclaims beneficial ownership with respect to these shares.

     (b)  Security Ownership of Management.
          --------------------------------

          The following table shows as of March 15, 1998 the beneficial ownership of the Company's Common Stock by each director, each current executive office named in the Summary Compensation Table and officers and directors as a group.

                                                 Name of               Amount and Nature of
                 Title of Class              Beneficial Owner          Beneficial Ownership           Percent of Class
                                             ----------------          --------------------           ----------------
          Class A Common               William P. Scales                      392,217(1)                      9.3%
                                       Michael L. Lawrence                    390,330                         9.2%
                                       Richard Beauchamp                      283,363(2)                      6.7%
                                       Kenneth H. Evans, Jr./(3)/
                                       Michael J. Langevin/(4)/               102,934                         2.4%

                                       All Directors and
                                          Executive Officers as a
                                          Group (10) persons                1,173,208                        27.7%


          /(1)/ Includes 27,860 shares held by Mr. Scales' spouse. Mr. Scales disclaims beneficial ownership with respect to these shares.
          /(2)/ Includes 278,587 shares held by Mr. Beauchamp's spouse. Mr. Beauchamp disclaims beneficial ownership with respect to these shares.
          /(3)/  Mr. Evans holds options to purchase 270,000 shares.
          /(4)/ Dunbar Associates, Inc. owns 102,934 shares. The President of Dunbar Associates, Inc. is Vickie D. Langevin, Mr. Langevin's spouse. Mr. Langevin disclaims any beneficial ownership with respect to these shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          AGREEMENTS AND RELATED TRANSACTIONS

          The information contained herein relating to Stock Purchase Agreement and the Employment Agreements (each as defined herein) is qualified in its entirety by reference to the complete text of such agreements, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

          Employment Agreements

          In connection with the 1996 and 1995 acquisitions, the Company entered into or amended employment agreements with each of the members of senior management. In addition, in connection with the Tran-Star, Monfort and Lynn acquisitions, the Company entered into employment agreements certain key executives. For a description of the employment agreements, see Item 11 - "Employment Contracts and Termination of Employment."

          Payments To Management and Significant Stockholders

          In connection with the Tran-Star acquisition, the key executives, Robert Goldberg, Paul Herzog, Daniel Van Alstine and Terry Wallace received a total of $200,000 in cash and 400,000 stock options as an incentive for employment. Mr. Goldberg's employment terminated in December 1997.


          PRE-1997 TRANSACTIONS

          Since January 1, 1994, the Operating Companies have entered into a number of transactions with significant stockholders, officers and directors. Certain of these transactions were still in effect in 1997.

          KTL

          During the third quarter of 1996, AmeriTruck purchased all of the outstanding stock of KTL, Inc. ("KTL") of Largo, Florida, from Ronald
          N. Damico. KTL has agreed to lease from Mr. Damico and his spouse certain real estate at Clearwater, Florida on a month-to-month basis. Further, KTL agreed to lease the real estate at Largo, Florida used by KTL as its corporate headquarters from a company owned by Mr. Damico for an 18-month term, at which time KTL has agreed to purchase the property for $2.4 million less the total amount of environmental-related costs incurred subsequent to August 16, 1996. An agreement to extend the purchase obligation until April 1999 has been reached.


          CMS

          The spouse of Mr. Richard A. Beauchamp (a stockholder and director of the Company and an executive officer of CMS) owed CMS $639,073 as of June 30, 1995, representing an unsecured advance. Prior to completion of the initial offering of the Subordinated Notes in 1995, CMS forgave $437,823 of such amount. The balance of $201,250 is represented by an interest-bearing note (with interest at the lowest rate required by the Internal Revenue Service to avoid imputation of interest income) due in ten years, with certain mandatory prepayments in the event of public sales of Common Stock held by Mrs. Beauchamp.


          REAL PROPERTY LEASES

          Scales entered into lease agreements with respect to its Tampa, Florida and Homer, Georgia facilities, respectively, with Phil and Barbara Scales, the owners of both such facilities. Mr. Scales is a stockholder and director of the Company, and he was an executive officer of Scales until March 1997. Scales paid a total of $38,844 rent to Mr. and Mrs. Scales during 1994 under the terms of the lease agreement with respect to the Tampa facility and no rent to Mr. And Mrs. Scales during 1994 under the terms of the lease agreement with respect to the Homer facility, but did pay the taxes and insurance with respect to the Homer facility. In connection with the acquisitions in 1995, these leases were revised to provide for three-year terms, terminable by either party upon six-months' prior notice, and rent of $57,600 per year for the

          Tampa facility and $6,000 per year for the Homer facility. The lease on the Homer facility was terminated in March 1997 by mutual agreement of the parties.

          In connection with the KTL acquisition, the Company entered into a lease with Ronald N. Damico and his spouse as discussed above under "KTL."


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

          FINANCING DURING 1997

          In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at a $1,000 per share for a total purchase price of $3.0 million. The Common Stock along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million.

          The Preferred Stock was purchased by (and detached warrants were issued to) the following: BancBoston Ventures, 2,622 shares (1,311,000 warrants); Bristol Investment Partners, 90 shares (45,000 warrants); Michael L. Lawrence, 120 shares (60,000 warrants); Ronald N. Damico, 120 shares (60,000 warrants); Ronald E. Adams, 30 shares (15,000 warrants); and William E. Greenwood, 18 shares (9,000 warrants). The Class A Common Shares were purchased by BancBoston Ventures, Inc. (633,636 shares), Bristol Investment Partners (21,818 shares), Michael
          L. Lawrence (29,091 shares), Ronald N. Damico (29,091 shares), Ronald
          E. Adams (7,273 shares) and William E. Greenwood (4,364 shares).

          In connection with the amendment to the FINOVA Credit Facility, the Company issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14% per annum and mature on June 1, 1998. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest of the 1997 Notes at the time of exercise divided by 2 (the "1997 Warrants"). The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Financial Statements
            Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Operations for the three years ended December 31, 1997
            Consolidated Statements of Stockholders'
            Equity for the three years ended December 31, 1997
            Consolidated Statements of Cash Flows for the three years ended December 31, 1997
            Notes to Consolidated Financial
            Statements Report of Independent Accountants


          All schedules for the Company are omitted because they are not required or not applicable. The required information is included in the financial statements or notes thereto.

         EXHIBIT INDEX

         The following exhibits are filed as part of this report.

Exhibit
Number                    Description
------                    -----------
*   3.1    Certificate of Incorporation of the Company, as amended.

*   3.2    By-laws of the Company, as amended

*   4.1    Indenture for the Notes, dated as of November 15, 1995, among the
           Company, the Guarantors named therein and The Bank of New York, as Trustee (including form of Exchange Note).

*   4.2    Purchase Agreement, dated as of November 10, 1995, among the Company, the Guarantors named therein and Smith Barney Inc., as the Initial Purchaser.

*   4.3    Registration Rights Agreement, dated November 15, 1995, among the
           Company, the Guarantors named therein, and the Initial Purchaser.

*   4.4    Form of Exchange Note (included in Exhibit 4.1)

**  10.2   Stock Purchase Agreement, dated as of August 23, 1996, between the
           Company and Ronald N. Damico, including his employment agreement (Form 8-K dated August 23, 1996, filed September 1996). ***

**  10.5   Guarantee of 12 1/4% Senior Subordinated Notes due 2005, Series B,
           dated as of September 19, 1996, by KTL (Form 10-Q for the quarter ended September 30, 1996, filed November 1996).

**  10.6   Loan and Security Agreement, dated February 21, 1996, between Volvo
           Truck Finance North America, Inc. ("Volvo") and the Company and certain of its Subsidiaries (Form 8-K dated May 3, 1996, filed May
           1996).

**  10.7   Financing Integration Agreement, dated February 21, 1996,
           between Volvo and the Company and certain of its subsidiaries (Form 8-K dated May 3, 1996, filed May 1996).

**  10.9   Asset Purchase Agreement, dated as of January 5, 1996, between CMS
           Transportation Services, Inc. and Freymiller Trucking, Inc., as debtor and debtor-in-possession (Form 8-K dated May 3, 1996, filed May 1996).

**  10.10  Consulting and Non-Competition Agreement, dated as of April 1,
           1995, between Thompson Bros., Inc. and Dunbar Associates, Inc. (Form 8-K dated May 3, 1996, filed May 1996). ***

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
           Operating Companies and each of Michael L. Lawrence, Paul L. Bangerter, Richard Beauchamp, Michael J. Crowe, Kenneth H. Evans, Jr., William P. Scales and Randy Thompson. ***

*   10.17  1995 Stock Option Plan of the Company. ***

**  10.18  Stock Purchase Agreement, dated as of April 28, 1997, between the
           Company and Monfort, Inc., and ConAgra Poultry Company (Form 8-K dated June 6, 1997, filed June 1997).

**  10.19  Stock Purchase Agreement, dated as of June 27, 1997 between the
           Company and Allways Services, Inc. and TranStar Services, Inc. (Form 8-K dated July 11, 1997, filed July 1997).

**  10.20  Loan and Security Agreement, dated as of May 5, 1997, between the
           Company and FINOVA Capital Corporation (Form 10-Q for the quarter ended June 30, 1997, filed August 1997).

**  10.21  Master Lease Agreement, dated as of August 14, 1997, between the
           Company and Transamerica Business Credit Corporation (Form 10-Q for the quarter ended September 30, 1997, and filed November 1997).

    10.22 Securities Purchase Agreement, dated as of November 13, 1997, between the Company and certain named investors.

    10.23 Third Amendment to Loan and Security Agreement, dated as of November 13, 1997, between the Company and FINOVA Capital Corporation.

    12     Computation of ratio of earnings to fixed charges.

*   16.1   Letter from Deloitte & Touche LLP regarding their dismissal as independent accountants of W&L Services Corp. and Subsidiaries.

*   21     Subsidiaries of the Company and Jurisdictions of Incorporation.

*   24     Powers of Attorney (see signature pages).

    27     Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 33-99716, initially filed with the Securities and Exchange Commission on November 24, 1995, as amended.

**  Exhibit is incorporated by reference as indicated.

*** Management contract or compensatory plan or arrangement.


REPORTS ON FORM 8-K

         During the fourth quarter of 1997, the following Form 8-K reports were filed: 11-10-97 "AmeriTruck Distribution Corp. Engages Investment Firm To Raise Equity"

                               S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERITRUCK DISTRIBUTION CORP.

                                                /s/  Michael L. Lawrence
                                                -------------------------------
                                                Michael L. Lawrence
                                                Director, Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                                    Title
           ---------                                    -----

   /s/ Michael L. Lawrence             Director, Chairman of the Board and
-------------------------------        Chief Executive Officer
   Michael L. Lawrence


   /s/ Richard A. Beauchamp            Director
-------------------------------
   Richard A. Beauchamp


   /s/ Kenneth H. Evans, Jr.           Director, Treasurer and Chief Financial
-------------------------------        and Accounting Officer
   Kenneth H. Evans, Jr.


   /s/ William E. Greenwood            Director
-------------------------------
   William E. Greenwood


   /s/ Michael J. Langevin             Director
-------------------------------
   Michael J. Langevin


   /s/ J. Michael May                  Director, General Counsel and Secretary
-------------------------------
   J. Michael May


   /s/ William P. Scales               Director
-------------------------------
   William P. Scales

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                  EXHIBIT INDEX



                                                                         Page
Exhibit Number                  Description                             Number
--------------                  -----------                             ------

     10.22 Securities Purchase Agreements, dated as of November 13, 1997, between the Company and certain named investors

     10.23 Third Amendment to Loan and Security Agreement, dated as of November 13, 1997, between the Company and FINOVA Capital Corporation

     12          Computation of ratio of earnings to Fixed Charges

     27          Financial Data Schedule