Form 10-Q
period 1998-03-31
AMERITRUCK DISTRIBUTION CORP
filed 1998-05-15
CIK 1004153

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             75-2619368
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

City Center Tower II, Suite 1101,
301 Commerce Street, Fort Worth, Texas                            76102
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

                               TABLE OF CONTENTS




Part I        FINANCIAL INFORMATION                              Page
                                                                 ----

   Item 1.    Financial Statements                                 1

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations     9


Part II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                   16

   Item 5.    Other Information                                   16

   Item 6.    Exhibits and Reports on Form 8-K                    16

                         PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                    1998*           1997*
                                                    ----            ----

Operating revenue                                  $79,506         $55,668
                                                   -------         -------

Operating expenses:
 Salaries, wages and fringe benefits                30,064          19,216
 Purchased transportation                           17,966          13,009
 Fuel and fuel taxes                                 9,399           7,485
 Operating supplies and expenses                     6,734           3,611
 Depreciation and amortization of capital leases     5,329           3,718
 Claims and insurance                                3,041           2,318
 Operating taxes and licenses                        1,654           1,283
 General supplies and expenses                       5,069           2,612
 Building and office equipment rents                   572             462
 Amortization of intangibles                           566             293
 Loss (gain) on disposal of property and equipment    (534)             46
                                                   -------         -------
    Total operating expenses                        79,860          54,053
                                                   -------         -------

Operating income (loss)                               (354)          1,615

Interest expense                                     6,034           4,494
Amortization of financing fees                         289             124
Other income, net                                      (34)            (83)
                                                   -------         -------

Loss before income taxes                            (6,643)         (2,920)

Income tax benefit                                  (2,192)         (1,168)
                                                   -------         -------

    Net loss                                       $(4,451)        $(1,752)
                                                   =======         =======



*  Comparisons between periods are affected by acquisitions - see Note 2.


          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)



                                                         March 31,  December 31,
                                                            1998       1997
                                                            ----       ----
                                                         (Unaudited)
                              ASSETS

Current assets:
 Cash and cash equivalents                               $     21     $     21
 Accounts and notes receivable, net                        44,040       49,017
 Prepaid expenses                                          14,651       14,782
 Repair parts and supplies                                  2,364        2,123
 Deferred income taxes                                      3,717        3,717
 Other current assets                                       5,244        5,092
                                                         --------     --------
       Total current assets                                70,037       74,752

Property and equipment, net                               110,149      117,774
Goodwill, net                                              59,578       59,971
Other assets                                               16,060       11,003
                                                         --------     --------
       Total assets                                      $255,824     $263,500
                                                         ========     ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt                      $ 20,494     $ 22,534
  Accounts payable and accrued expenses                    33,391       31,735
  Claims and insurance accruals                             3,963        3,496
  Other current liabilities                                   964          986
                                                         --------     --------
       Total current liabilities                           58,812       58,751

Long-term debt                                            201,789      203,696
Deferred income taxes                                       2,246        4,410
Other liabilities                                           6,672        5,887
                                                         --------     --------
       Total liabilities                                  269,519      272,744
                                                         --------     --------

Commitments and contingencies (Note 5)

Redeemable preferred stock                                  3,128        3,091

Stockholders' equity (deficiency):
 Common stock; $.01 par value; 4,230 shares
   issued and outstanding                                      42           42
 Additional paid-in capital                                 2,763        2,800
 Loans to stockholders                                     (1,401)      (1,401)
 Accumulated deficit                                      (18,227)     (13,776)
                                                         --------     --------

       Total stockholders' deficiency                     (16,823)     (12,335)
                                                         --------     --------
       Total liabilities and stockholders' deficiency    $255,824     $263,500
                                                         ========     ========


          See accompanying notes to consolidated financial statements.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1998*      1997*
                                                           ----       ----
OPERATING ACTIVITIES:
 Net loss                                                 $(4,451)   $(1,752)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization of capital leases           5,329      3,718
  Amortization of intangibles                                 566        293
  Loss (gain) on disposal of property and equipment          (534)        46
  Provision (benefit) for deferred income taxes            (2,192)    (1,168)
  Restructuring costs paid                                   (177)         -
  Other, net                                               (1,363)      (293)
  Changes in current assets and liabilities:
     Accounts and notes receivable, net                     3,397     (1,296)
     Prepaid expenses                                        (605)      (796)
     Repair parts and supplies                               (240)      (194)
     Other current assets                                    (131)        88
     Accounts payable and accrued expenses                  2,609      3,444
     Claims and insurance accruals                            688        (90)
     Other current liabilities                                (22)       (50)
                                                          -------    -------
      Net cash provided by operating activities             2,874      1,950
                                                          -------    -------

INVESTING ACTIVITIES:
 Purchase of property and equipment                          (980)    (1,388)
 Proceeds from sale of property and equipment               3,277      3,914
 Other, net                                                   (89)       189
                                                          -------    -------
      Net cash provided by investing activities             2,208      2,715
                                                          -------    -------

FINANCING ACTIVITIES:
 Revolving line of credit, net                              3,816      1,022
 Repayment of long-term debt                               (7,814)    (4,183)
 Checks in excess of cash balances                           (776)         -
 Other, net                                                  (308)      (128)
                                                          -------    -------
      Net cash used in financing activities                (5,082)    (3,289)
                                                          -------    -------

Net increase (decrease) in cash and cash equivalents            -      1,376
Cash and cash equivalents, beginning of period                 21        734
                                                          -------    -------
Cash and cash equivalents, end of period                  $    21    $ 2,110
                                                          =======    =======

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                $ 2,991    $ 1,598
  Income taxes (net of refunds)                                42         39
 Property and equipment financed through capital lease
     obligations and other debt                                35          -


* Comparisons between periods are affected by acquisitions - see Note 2.


          See accompanying notes to consolidated financial statements.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  ACCOUNTING POLICIES AND INTERIM RESULTS

       The 1997 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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

       As of March 31, 1998, the Company's principal subsidiaries were W&L Services Corp. (" W&L"), Thompson Bros., Inc. ("TBI"), CMS Transportation Services, Inc. ("CMS"), Scales Transport Corporation ("Scales"), AmeriTruck Refrigerated Transport, Inc. ("ART"), KTL, Inc. ("KTL"), and AmeriTruck Logistics Services, Inc. ("ALS"), (the "Operating Companies"). Effective January 1998, the Company caused the merger of its wholly-owned subsidiaries, J.C. Bangerter & Sons, Inc. ("Bangerter"), Lynn Transportation Co., Inc. ("Lynn"), Monfort Transportation Company ("Monfort") and Tran-Star, Inc. ("Tran-Star") into ART, with ART as the surviving corporation. All significant intercompany accounts and transactions have been eliminated.


2.  ACQUISITIONS

       In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable. Prior to its January 1998 merger into ART, Tran-Star was a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operated primarily between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing, Pennsylvania.

       In May 1997, AmeriTruck purchased the capital stock of Monfort and Lynn, both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash. Monfort and Lynn operated primarily as in-house carriers for the red-meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. In connection with this acquisition, the Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from Monfort, Inc.'s red-meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years.

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


3.  RESTRUCTURING CHARGE

       With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company is currently organized into four operating groups to better serve its customers. The AmeriTruck Refrigerated Carrier Group was formed to offer regional and nationwide, truckload refrigerated service. This new group combined the resources of ART, Bangerter, Tran-Star, Monfort, Lynn and the refrigerated operations of TBI. The AmeriTruck Specialized Carrier Group was formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest interstate hauler of new furniture in the United States, CMS, serving the medical distribution industry, Scales, offering regional just-in-time dry van service, and ALS, a freight broker. The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market. The LTL operations of Lynn in Nevada and Southern California were recently integrated into this group. TBI now focuses on mail transportation and regional specialized services and comprises the AmeriTruck Mail Services Group. TBI operates under 17 contracts with the U.S. Postal Service. Most of these contracts were initially awarded in the 1970's and 1980's. See Notes to Consolidated Financial Statements-Note 8. Subsequent Event.

       In connection with the above reorganization and to eliminate the duplicate facility and employee costs related to the recently acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. In addition, the Company transferred $6.7 million of property and equipment to assets held for sale. As of March 31, 1998, the Company has remaining liabilities recorded of $256,000 related to the restructuring charge.


4.  LONG-TERM DEBT

    FINOVA Credit Facility

       In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment.

       In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64 million and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provided for the payment of a $180,000 fee in connection with the Temporary

    Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances were not terminated within 60 days. The Temporary Overadvances bore interest at 11 percent per annum for the first 60 days, and thereafter, until the Temporary Overadvances were terminated all outstanding borrowings under the FINOVA Credit Facility bore interest at 1 percent over the rate otherwise applicable to such advances. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14 percent per annum and originally matured on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10 million (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by two (the "1997 Warrants"). The 1997 Warrants originally became exerciseable in the event a Qualified Private Placement did not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement did not occur by March 31, 1998, the Company would pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company used the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

       In March 1998, the Company further amended the FINOVA Credit Facility to extend the period during which the Temporary Overadvances were available to the Company through May 15, 1998 (or, if earlier, the date of any Qualified Private Placement or the date of any sale of the stock or substantially all of the assets of TBI yielding gross cash proceeds of at least $10 million) and to increase the total amount of the FINOVA Credit Facility to $68.5 million solely during the period during which the Temporary Overadvances may be drawn. The March 1998 amendment provides for the payment of an additional $280,000 fee to FINOVA. The Qualified Private Placement did not occur by April 1, 1998. However, the maturity of the 1997 Notes has been extended to September 30, 1998.

       As of March 31, 1998, the Company's borrowing base supported borrowings of approximately $65.8 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $60.1 million at March 31, 1998. There were also $4.6 million in letters of credit outstanding at March 31, 1998, leaving $1.1 million available for borrowings.

       In May 1998, the Company used the net proceeds from the sale of TBI to pay down the FINOVA Credit Facility. The Company also amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $62.5 million and the borrowing base availability thereunder (the "Second Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of $160,000 fee in connection with the Second Temporary Overadvances. While the Second Temporary Overadvances are outstanding, all loans bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent.

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

       The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Current Ratio, Net Worth, Debt Service Coverage Ratio and Operating Ratio. Certain of these covenants were not met at March 31, 1998. However, FINOVA waived the Events of Default arising from the breach of these covenants. The FINOVA Credit Facility also contains an Event of

    Default based on the occurrence of a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company. Management believes no such Event of Default has occurred.


   Volvo Credit Facilities

       In February 1996, the Company and the Operating Companies then owned by the Company entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of March 31, 1998, the Operating Companies have pledged collateral which provides for a $9.4 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

       The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. Financing for an additional 150 new trucks for approximately $11.3 million was committed during 1997, all of which was obtained through operating leases.

       At March 31, 1998, borrowings outstanding under the Volvo Line of Credit were $9.4 million. The outstanding debt balance under the Equipment Financing Facility was $2.5 million at March 31, 1998; however, the remaining financing under this facility was obtained through operating leases.

       The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


5.  COMMITMENTS AND CONTINGENCIES

    Transamerica Lease Facility

       In August 1997, the Company entered into a lease agreement with Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will treat this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997. As of March 31, 1998, the Company had leased the entire 300 trucks under this agreement.

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


6.  OTHER INCOME, NET

       Other income consists of the following (in thousands):

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                              1998          1997
                                              ----          ----

       Interest income                        $ 27          $ 43
       Miscellaneous, net                        7            40
                                              ----          ----
                                              $ 34          $ 83
                                              ====          ====


7.  REDEEMABLE PREFERRED AND COMMON STOCK

       In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at a $1,000 per share for a total purchase price of $3.0 million. Dividends on each share of the Preferred Stock accrue cumulatively on a daily basis at a rate of 5 percent per annum on the liquidation value thereof, provided that the rate will increase to 10 percent per annum upon the earlier of the date of a Disposition Event (as defined) and November 15, 1998. The dividends are payable in kind on the last day of each fiscal quarter. The Company will redeem all of the Series A Preferred Stock outstanding on December 31, 2005 at a liquidation value of $1,000 per share. The Common Stock, along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million. The detached warrants can be exercised any time prior to May 23, 2007 at $2.00 per share.


8.  SUBSEQUENT EVENT

       On May 1, 1998, AmeriTruck sold its Thompson Bros., Inc. subsidiary ("TBI") to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million.

       The net assets of TBI were approximately $3 million, resulting in a book gain on sale of approximately $12.5 million. TBI's revenue attributable to its contract mail carriage and other remaining businesses is currently approximately $13 million on an annualized basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three months ended March 31, 1997 include W&L, TBI, Bangerter, CMS, Scales, ART, KTL, and ALS for the entire periods. The three months ended March 31, 1998 also include the Monfort, Lynn and Tran-Star operations, which were acquired by the Company in 1997 and merged into ART effective January 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Net Loss

     For the quarter ended March 31, 1998, the Company had a net loss of $4.5 million compared with a net loss of $1.8 million for the same period in 1997. The Company eliminated certain unprofitable business inherited from the companies acquired in 1997 and downsized its equipment fleet and work force. Due to the necessary timing of such actions, the Company eliminated more revenue in the first quarter of 1998 than overhead expenses which had a negative impact on operating results. Results for the first quarter of 1998 were also negatively impacted primarily by increased costs associated with repairs to the older fleet of tractors and trailers acquired as part of the Tran-Star acquisition, costs associated with transitioning to a common computer system, driver recruitment and training costs, and increased interest costs. The Company is currently in the process of replacing these tractors and trailers.

Revenues

     First quarter revenues for 1998 were $79.5 million, compared with revenues of $55.7 million for the first quarter of 1997. The $23.8 million increase was primarily due to the acquisitions of Monfort, Lynn and Tran-Star.

   During the first quarter of 1998, the Company and ConAgra have continued to address the complex issues surrounding this business relationship. While much progress has been made, the Transportation Services Agreement has still not reached the contractually committed volumes and prices. As a result, cash flow for the first quarter has been negatively impacted.

Expenses

   The following table sets forth operating expenses as a percentage of revenue and the related variance from 1998 to 1997.

                                                         THREE MONTHS ENDED         VARIANCE
                                                             MARCH 31,              INCREASE
                                                         ------------------         INCREASE
                                                         1998        1997          (DECREASE)
                                                         ----        ----          ----------
 Salaries, wages and fringe benefits                      37.8%      34.5%             3.3%
 Purchased transportation                                 22.6       23.4             (0.8)
 Fuel and fuel taxes                                      11.8       13.4             (1.6)
 Operating supplies and expenses                           8.5        6.5              2.0
 Depreciation and amortization of capital leases           6.7        6.7                -
 Claims and insurance                                      3.8        4.2             (0.4)
 Operating taxes and licenses                              2.1        2.3             (0.2)
 General supplies and expenses                             6.4        4.7              1.7
 Building and office equipment rents                       0.7        0.8             (0.1)
 Amortization of intangibles                               0.7        0.5              0.2
 Loss (gain) on disposal of property and equipment        (0.7)       0.1             (0.8)
                                                         -----       ----             ----
   Operating Ratio                                       100.4%      97.1%             3.3%
                                                         =====       ====             ====

     Salaries, wages and fringe benefits for the first quarter of 1998 increased
3.3 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because company drivers were used more extensively and owner operators were used less extensively than in the first quarter of 1997. The acquisition of Tran-Star, which had primarily a company-driver work force, contributed to the increased usage of company drivers. Company driver costs are included in salaries, wages and fringe benefits while owner operator costs are included in purchased transportation.

The increase is also due to the Company's elimination of revenue which progressed faster than the elimination of head count.

     Purchased transportation costs decreased 0.8 percentage points as a percent of revenue when compared with the first quarter of 1997. The decrease is due primarily to the acquisition of Tran-Star at the end of the second quarter of 1997, which had primarily a company-driver work force. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases, which resulted in increased equipment rents. This increase in equipment rents is expected to continue as the Company finances new equipment purchases primarily with operating leases.

     Fuel and fuel taxes for the first quarter of 1998 decreased 1.6 percentage points as a percent of revenue when compared with the first quarter of 1997. This decrease is primarily due to lower fuel prices during the first quarter of 1998. This decrease is also due to improved miles per gallon compared with the first quarter of 1997 due to less severe weather. The decrease was partially offset due to a higher percentage of fuel being purchased by the Company versus owner operators, as a result of the Tran-Star acquisition adding primarily a company-driver work force.

     Operating supplies and expenses increased 2.0 percentage points as a percent of revenue during the first quarter of 1998. This increase is primarily due to the acquisition of Tran-Star, which had an older fleet of tractors requiring more routine maintenance. These tractors are currently being retired and replaced by new tractors. In addition, the acquisitions of Monfort, Lynn and Tran-Star also contributed to higher outside service costs for trailer positioning and load/unloading services. Some of these outside services are being transitioned to company employees.

     Claims and insurance expenses for the first quarter of 1998 decreased 0.4 percentage points as a percentage of revenue when compared with the first quarter of 1997. This decrease is primarily due to a more favorable claims experience as well as cost savings in purchasing insurance on a combined basis.

     General supplies and expenses for the first quarter of 1998 increased 1.7 percentage points as a percent of revenue when compared with the same period in 1997. This increase is primarily due to increased driver recruitment and training costs, primarily attributable to an unproductive recruiting policy at Tran-Star which has been changed, as well as increased driver turnover. The increase is also attributable to added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard.

     Interest expense increased $1.5 million for the quarter ended March 31, 1998 over the same period in 1997. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


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

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities for the three months ended March 31, 1998 and 1997 was $2.9 million and $2.0 million, respectively. The increase in cash provided by operating activities of $924,000 was primarily attributable to the collection of accounts and notes receivable during the first quarter of 1998. This source of cash was partially offset by an increase in net loss and the resulting impact of deferred income taxes.

   During the first quarter of 1998, the Company and ConAgra have continued to address the complex issues surrounding this business relationship. While much progress has been made, the Transportation Services Agreement has still not reached the contractually committed volumes and prices. As a result, cash flow for the first quarter has been negatively impacted.

   On May 1, 1998, AmeriTruck sold its Thompson Bros., Inc. subsidiary ("TBI") to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million.

   The net assets of TBI were approximately $3 million, resulting in a book gain on sale of approximately $12.5 million. TBI's revenue attributable to its contract mail carriage and other remaining businesses is currently approximately $13 million on an annualized basis.

   The Company's current business plan indicates that it will need additional financing to pay down the temporary extension of credit by FINOVA and carryout its growth strategy. Accordingly, the Company intends to raise additional financing in 1998. In the event that the Company does not raise additional financing, the Company may amend its current strategy by selling equipment and reducing operating levels. Management believes that borrowings available under its credit facilities, additional equity, additional financing and asset sales should be sufficient to cover anticipated future cash needs.


Redeemable Preferred and Common Stock

   In May 1997, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The issuance was made in conjunction with the 1997 acquisitions and gross proceeds totaled $5 million. See Notes to Consolidated Financial Statements-Note 7. Redeemable Preferred and Common Stock.


FINOVA Credit Facility

   In May 1997, the Company and its subsidiaries entered into a Loan and Security Agreement and related documents (collectively, the "FINOVA Credit Facility") with FINOVA Capital Corporation ("FINOVA") pursuant to which FINOVA has agreed to provide a $60 million credit facility to the Company. The initial borrowings under the FINOVA Credit Facility were used to refinance the Company's prior credit facility with NationsBank of Texas, N.A. and to fund the 1997 acquisitions. Additional borrowings under the FINOVA Credit Facility can be used for acquisitions, capital expenditures, letters of credit, working capital and general corporate purposes. Pursuant to the FINOVA Credit Facility, FINOVA has agreed to provide a $60 million revolving credit facility, with a $10 million sublimit for the issuance of letters of credit, maturing on May 5, 2000 (subject to additional one year renewal periods at the discretion of FINOVA). The FINOVA Credit Facility is also subject to a borrowing base consisting of eligible receivables and eligible revenue equipment.

   In November 1997 the Company amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $64 million and the borrowing base availability thereunder (the "Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provided for the payment of a $180,000 fee in connection with the Temporary Overadvances as well as an additional $180,000 fee in the event that the Temporary Overadvances were not terminated within 60 days. The Temporary Overadvances bore interest at 11 percent per annum for the first 60 days, and thereafter, until the Temporary Overadvances were terminated all outstanding borrowings under the FINOVA Credit Facility will bear interest at 1 percent over the rate otherwise applicable to such advances. In connection with this amendment to the FINOVA Credit Facility, the Company also issued $1 million in Subordinated Notes (the "1997 Notes") to certain existing stockholders. The 1997 Notes bear interest at a rate of 14 percent per annum and originally matured on April 1, 1998. The 1997 Notes may be converted in connection with a private equity placement providing gross proceeds to the Company of at least $10 million (the "Qualified Private Placement") on the same terms as those offered to other investors in the Qualified Private Placement. In connection with the 1997 Notes, the Company issued to the purchasers of the 1997 Notes warrants to a number of shares of the Company's common stock equal to the aggregate outstanding principal and interest on the 1997 Notes at the time of exercise divided by two (the "1997 Warrants"). The 1997 Warrants originally became exerciseable in the event a Qualified Private Placement did not occur prior to April 1, 1998, and the exercise price would be paid by surrender of the applicable investor's 1997 Note. The Company has also agreed that, in the event a Qualified Private Placement did not occur by March 31, 1998, the Company would pay an affiliate of BancBoston Ventures Inc., a stockholder of the Company, a management fee in the annual amount of $100,000. The Company used the availability from the Temporary Overadvances and the proceeds from the 1997 Notes to pay interest due in November 1997 on the Subordinated Notes and for general corporate purposes.

   In March 1998, the Company further amended the FINOVA Credit Facility to extend the period during which the Temporary Overadvances were available to the Company through May 15, 1998 (or, if earlier, the date of any Qualified Private Placement or the date of any sale of the stock or substantially all of the assets of TBI yielding gross cash proceeds of at least $10 million) and to increase the total amount of the FINOVA Credit Facility to $68.5 million solely during the period during which the Temporary Overadvances may be drawn. The March 1998 amendment provides for the payment of an additional $280,000 fee to FINOVA. The Qualified Private Placement did not occur by April 1, 1998. However, the maturity of the 1997 Notes has been extended to September 30, 1998.

   As of March 31, 1998, the Company's borrowing base supported borrowings of approximately $65.8 million. Revolving credit loans under the FINOVA Credit Facility bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. Revolving credit loans under the FINOVA Credit Facility were $60.1 million at March 31, 1998. There were also $4.6 million in letters of credit outstanding at March 31, 1998, leaving $1.1 million available for borrowings.

   In May 1998, the Company used the net proceeds from the sale of TBI to pay down the FINOVA Credit Facility. The Company also amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $62.5 million and the borrowing base availability thereunder (the "Second Temporary Overadvances"), in each case for a period not to exceed 120 days. The amendment to the FINOVA Credit Facility provides for the payment of $160,000 fee in connection with the Second Temporary Overadvances. While the Second Temporary Overadvances are outstanding, all loans bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent.

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

   The FINOVA Credit Facility contains customary representations and warranties and events of default and requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that the Company maintain a specified Current Ratio, Net Worth, Debt Service Coverage Ratio and Operating Ratio. Certain of these covenants were not met at March 31, 1998. However, FINOVA waived the Events of Default arising from the breach of these covenants. The FINOVA Credit Facility also contains an Event of Default based on the occurrence of a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Company. Management believes no such Event of Default has occurred.

Volvo Credit Facilities

   In February 1996, the Company and the Operating Companies then owned by the Company entered into a Loan and Security Agreement, a Financing Integration Agreement and related documents (collectively, the "Volvo Credit Facilities") with Volvo Truck Finance North America, Inc. ("Volvo") pursuant to which Volvo has committed, subject to the terms and conditions of the Volvo Credit Facilities, to provide (i) a $10 million line of credit facility (the "Volvo Line of Credit") to the Company and the Operating Companies, and (ii) up to $28 million in purchase money or lease financing (the "Equipment Financing Facility") in connection with the Operating Companies' acquisition of new tractors and trailers manufactured by Volvo GM Heavy Truck Corporation. Borrowings under the Volvo Line of Credit are secured by certain specified tractors and trailers of the Company and the Operating Companies (which must have a value equal to at least 1.75 times the outstanding amount of borrowings under the Volvo Line of Credit) and are guaranteed in full by each of the Operating Companies. As of March 31, 1998, the Operating Companies have pledged collateral which provides for a $9.4 million line of credit. Borrowings under the Volvo Line of Credit bear interest at the prime rate. The Volvo Line of Credit contains customary representations and warranties and events of default and requires compliance with a number of affirmative and negative covenants, including a profitability requirement and a coverage ratio.

   The Equipment Financing Facility was provided by Volvo in connection with the Operating Companies' agreement to purchase 400 new trucks manufactured by Volvo GM Heavy Truck Corporation. The borrowings under the Equipment Financing Facility are collateralized by the specific trucks being financed and are guaranteed in full by each of the Operating Companies. Borrowings under this facility bear interest at the prime rate. Financing for an additional 150 new trucks for approximately $11.3 million was committed during 1997, all of which was obtained through operating leases.

   At March 31, 1998, borrowings outstanding under the Volvo Line of Credit were $9.4 million. The outstanding debt balance under the Equipment Financing Facility was $2.5 million at March 31, 1998; however, the remaining financing under this facility was obtained through operating leases.

   The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


Transamerica Lease Facility

   In August 1997, the Company entered into a lease agreement with Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The line under the TBCC Lease will not exceed $22.8 million based upon a per vehicle cost of $76,000, subject to an unused line fee of one percent if the Company leases all 300 of the new trucks but does not use the entire line. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company will treat this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997. As of March 31, 1998, the Company had leased the entire 300 trucks under this agreement.


Capital  Expenditures and Resources

   The Company had proceeds from property and equipment dispositions in excess of capital expenditures of $2.3 million for the three months ended March 31, 1998 compared with $2.5 million for the three months ended March 31, 1997. During the first quarters of 1998 and 1997, the Company's acquisition of new tractors and trailers to replace older equipment were primarily financed through operating leases.

   During 1998, the Company plans to purchase approximately 350 to 400 new trucks, to replace existing tractors. These equipment purchases and commitments will likely be financed primarily with operating leases.

   In June 1997, AmeriTruck purchased all the outstanding stock of Tran-Star, Inc. ("Tran-Star"), which was owned by Allways Services, Inc. The purchase price of $2.6 million included $1.6 million in cash and a $1 million note payable. Prior to its January 1998 merger into ART, Tran-Star was a carrier of refrigerated and non-refrigerated products. Headquartered in Waupaca, Wisconsin, Tran-Star operated primarily in between the upper midwestern U.S. and the northeast and southeast, with terminals in Etters and Wyalusing, Pennsylvania.

   In May 1997, AmeriTruck purchased the capital stock of Monfort Transportation Company ("Monfort") and Lynn Transportation Co., Inc. ("Lynn"), both subsidiaries of ConAgra, Inc. ("ConAgra"). The purchase price of $15 million was paid in cash. Monfort and Lynn operated primarily as in-house carriers for the red meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. In connection with this acquisition, the Company entered into a Transportation Services Agreement with subsidiaries of ConAgra. The ConAgra subsidiaries have agreed to tender freight from Monfort, Inc.'s red meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of this agreement is four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years.

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


Opportunistic Acquisitions

   The Company will pursue opportunistic acquisitions to broaden its geographic scope, to increase freight network density and to expand into other specialized trucking segments. Through acquisitions, the Company believes it can capture additional market share and increase its driver base without adopting a growth strategy based on widespread rate discounting and driver recruitment, which the Company believes would be less successful. The Company believes its large size relative to many other potential acquirers could afford it greater access to acquisition financing sources such as banks and capital markets. AmeriTruck has entered into revolving credit facilities, the Volvo Line of Credit and the FINOVA Credit Facility, which has given AmeriTruck the ability to pursue acquisitions that the Company could not otherwise fund through cash provided by operations. In addition to revolving credit facilities, the Company may finance its acquisitions through equity issuances, seller financing and other debt financings. However, any acquisitions will be subject to approval by FINOVA and meeting the tests for debt incurrence under the Indenture for the Subordinated Notes, which could restrict the Company's ability to incur additional indebtedness to finance acquisitions.

   The Company is a holding company with no operations of its own. The Company's ability to make required interest payments on the Subordinated Notes depends on its ability to receive funds from the Operating Companies. The Company, at its discretion, controls the receipt of dividends or other payments from the Operating Companies.


OTHER MATTERS

Inflation and Fuel Costs

   Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the first quarter of 1998 was $1.09 compared with $1.26 for the first quarter 1997. The Company's fuel prices are slightly below the national average due to the Company's ability to buy fuel at volume discounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Expenses."

Year 2000

   The Company is in the process of evaluating its primary accounting and operational systems for the Year 2000 problem. During 1997, the Company began consolidating the accounting and operational processing of several operating companies onto a centralized set of applications and hardware located at Electronic Data Systems Corporation ("EDS"). An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem with respect to other systems the Company maintains to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a part of the internal study, the Company will also address evaluation of key vendors and customers to determine the impact, if any, on the Company's business. The internal study and the resulting work requirements of the study are expected to be completed by the end of 1998, although there can be no assurance that all steps will be completed in a timely manner until the full scope of the Year 2000 problem is evaluated. The Company currently does not believe that the Year 2000 problem will have a material impact on the Company's financial condition or results of operations, although the ultimate impact could be material depending on the results of the aforementioned internal study.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

   From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-Q include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing and equity plans, the Company's ability to meet its future cash needs from borrowings under its credit facilities, from cash generated from operations, asset dispositions, and future equity issuances, the Company's Transportation Services Agreement with subsidiaries of ConAgra, driver recruitment and training and the Company's pursuit of opportunistic acquisitions. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1998 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: the Company's ability to obtain additional equity financing or raise additional cash through asset sales, the adverse impact of inflation and rising fuel costs; the Company's substantial leverage and its effect on the Company's ability to pay principal and interest on the Subordinated Notes and the Company's ability to incur additional financing or equity to fund its operations, to pursue other business opportunities and to withstand any adverse economic and industry conditions; the risk that the Company will not be able to integrate the Operating Companies' businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized; the ability of the Company to identify suitable acquisition candidates, complete acquisitions or successfully integrate any acquired businesses; competition; the ability of the Company to attract and retain qualified drivers; and the Company's dependence on key management personnel.

   These and other applicable risk factors are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings the Company has made with the Securities and Exchange Commission and are incorporated by reference.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered to be material by management of the Company.

ITEM 5. OTHER INFORMATION

        On May 1, 1998, AmeriTruck sold its Thompson Bros., Inc. subsidiary ("TBI") to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million.

        The net assets of TBI were approximately $3 million, resulting in a book gain on sale of approximately $12.5 million. TBI's revenue attributable to its contract mail carriage and other remaining businesses is currently approximately $13 million on an annualized basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A.   Exhibits

        The following exhibits are filed as part of this report:


        Exhibit Number                        Description
        --------------                        -----------

           10.4 Fourth Amendment to Loan and Security Agreement, dated as of March 12, 1998, between the Company and FINOVA Capital Corporation.

           12            Computation of Ratio of Earnings to Fixed Charges

           21 Subsidiaries of the Company and Jurisdictions of Incorporation

           27            Financial Data Schedule

   B.   Reports on Form 8-K

        During the first quarter of 1998, there were no reports filed on Form 8-K.

        Items 2, 3, and 4 of Part II were not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERITRUCK DISTRIBUTION CORP.



                              By:  /s/ Michael L. Lawrence
                                   -----------------------------------
                                    Michael L. Lawrence
                                    Chairman of the Board and
                                    Chief Executive Officer



                              By:   /s/ Kenneth H. Evans, Jr.
                                    ----------------------------------
                                    Kenneth H. Evans, Jr.
                                    Treasurer and Chief Financial and
                                    Accounting Officer



   Date: May 15, 1998

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                          Page
Exhibit Number           Description                                     Number
--------------           -----------                                     ------

   10.4 Fourth Amendment to Loan and Security Agreement, dated as of March 12, 1998, between the Company and FINOVA Capital Corporation

   12             Computation of Ratio of Earnings to Fixed Charges

   21 Subsidiaries of the Company and Jurisdictions of Incorporation

   27             Financial Data Schedule