Form 10-Q
period 1998-06-30
AMERITRUCK DISTRIBUTION CORP
filed 1998-08-14
CIK 1004153

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from        to

                       Commission file number   33-99716


                         AMERITRUCK DISTRIBUTION CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             75-2619368
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


    City Center Tower II, Suite 1101,
 301 Commerce Street, Fort Worth, Texas                              76102
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

                               TABLE OF CONTENTS



Part I   FINANCIAL INFORMATION                                     Page
                                                                   ----

   Item 1.  Financial Statements                                     4

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations         9


Part II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                       20

   Item 6.  Exhibits and Reports on Form 8-K                        20

                         PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)



                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                              -------------------------------------------------
                                                               1998*         1997*        1998*         1997*
                                                               -----         -----        -----         -----
Operating revenue                                             $ 75,782      $60,287      $155,288      $115,955
                                                              --------      -------      --------      --------

Operating expenses:
 Salaries, wages and fringe benefits                            28,531       20,314        58,595        39,530
 Purchased transportation                                       16,752       14,635        34,718        27,644
 Fuel and fuel taxes                                             8,558        7,453        17,957        14,938
 Operating supplies and expenses                                 6,067        4,016        12,801         7,627
 Depreciation and amortization of capital leases                 4,728        4,014        10,057         7,732
 Claims and insurance                                            2,452        2,209         5,493         4,527
 Operating taxes and licenses                                    1,144        1,383         2,798         2,666
 General supplies and expenses                                   3,933        2,874         9,002         5,486
 Building and office equipment rents                               521          471         1,093           933
 Amortization of intangibles                                       567          372         1,133           665
 Gain on disposal of property and equipment                       (361)        (106)         (895)          (60)
 Gain on sale of TBI                                           (12,475)           -       (12,475)            -
 Restructuring charge                                                -        7,184             -         7,184
                                                              --------      -------      --------      --------
    Total operating expenses                                    60,417       64,819       140,277       118,872
                                                              --------      -------      --------      --------

Operating income (loss)                                         15,365       (4,532)       15,011        (2,917)

Interest expense                                                 5,721        4,778        11,755         9,272
Amortization of financing fees                                     242          147           531           271
Other income, net                                                  (54)         (83)          (88)         (166)
                                                              --------      -------      --------      --------

Income (loss) before income taxes
 and extraordinary item                                          9,456       (9,374)        2,813       (12,294)

Income tax provision (benefit)                                   2,408       (2,889)          216        (4,057)
                                                              --------      -------      --------      --------

Income (loss) before extraordinary item                          7,048       (6,485)        2,597        (8,237)

Extraordinary item, loss on early retirement of debt,
 net of taxes of  $120                                               -         (243)            -          (243)
                                                              --------      -------      --------      --------

    Net income (loss)                                         $  7,048      $(6,728)     $  2,597      $ (8,480)
                                                              ========      =======      ========      ========


*  Comparisons between periods are affected by acquisitions - see Note 2.


          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (Dollars and shares in thousands)



                                                                   June 30,          December 31,
                                                                    1998                 1997
                                                                    ----                 ----
                                                                  (Unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents                                         $     21            $     21
 Accounts and notes receivable, net                                  39,214              49,017
 Prepaid expenses                                                    17,358              14,782
 Repair parts and supplies                                            2,285               2,123
 Deferred income taxes                                                3,717               3,717
 Other current assets                                                 4,242               5,092
                                                                   --------            --------
       Total current assets                                          66,837              74,752

Property and equipment, net                                         102,220             117,774
Goodwill, net                                                        61,747              59,971
Other assets                                                         15,008              11,003
                                                                   --------            --------
       Total assets                                                $245,812            $263,500
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt                                $ 24,153            $ 22,534
  Accounts payable and accrued expenses                              26,119              31,735
  Claims and insurance accruals                                       3,815               3,496
  Other current liabilities                                             754                 986
                                                                   --------            --------
       Total current liabilities                                     54,841              58,751

Long-term debt                                                      186,863             203,696
Deferred income taxes                                                 4,655               4,410
Other liabilities                                                     6,100               5,887
                                                                   --------            --------
       Total liabilities                                            252,459             272,744
                                                                   --------            --------

Commitments and contingencies (Note 6)

Redeemable preferred stock                                            3,165               3,091

Stockholders' equity (deficiency):
 Common stock; $.01 par value; 4,230 shares
   issued and outstanding                                                42                  42
 Additional paid-in capital                                           2,726               2,800
 Loans to stockholders                                               (1,401)             (1,401)
 Accumulated deficit                                                (11,179)            (13,776)
                                                                   --------            --------

       Total stockholders' deficiency                                (9,812)            (12,335)
                                                                   --------            --------
       Total liabilities and stockholders' deficiency              $245,812            $263,500
                                                                   ========            ========



          See accompanying notes to consolidated financial statements.

                AMERITRUCK DISTRIBUTION CORP.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           --------------------
                                                                                             1998*      1997*
                                                                                             -----      -----
OPERATING ACTIVITIES:
 Net income (loss)                                                                         $  2,597   $ (8,480)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization of capital leases                                            10,057      7,732
  Amortization of intangibles                                                                 1,133        665
  Gain on disposal of property and equipment                                                (13,370)       (60)
  Provision (benefit) for deferred income taxes                                                 216     (4,057)
  Extraordinary item, loss on early retirement of debt, net of taxes                              -        243
  Restructuring charge                                                                            -      7,184
  Restructuring costs paid                                                                     (258)    (1,043)
  Other, net                                                                                 (2,856)    (1,744)
  Changes in current assets and liabilities, net of effects
   from acquisitions:
     Accounts and notes receivable, net                                                       5,126     (1,939)
     Prepaid expenses                                                                        (2,818)      (232)
     Repair parts and supplies                                                                 (207)      (503)
     Other current assets                                                                       871        (32)
     Accounts payable and accrued expenses                                                   (3,524)       (11)
     Claims and insurance accruals                                                             (126)      (712)
     Other current liabilities                                                                 (231)      (137)
                                                                                           --------   --------
      Net cash used in operating activities                                                  (3,390)    (3,126)
                                                                                           --------   --------

INVESTING ACTIVITIES:
 Net proceeds from sale of TBI                                                               15,576          -
 Payments for acquisitions                                                                        -    (17,139)
 Purchase of property and equipment                                                          (1,506)    (2,747)
 Proceeds from sale of property and equipment                                                 9,213      4,257
 Other, net                                                                                     323        317
                                                                                           --------   --------
      Net cash provided by (used in) investing activities                                    23,606    (15,312)
                                                                                           --------   --------

FINANCING ACTIVITIES:
 Revolving line of credit, net                                                               (2,061)    19,524
 Repayment of long-term debt                                                                (15,703)    (6,525)
 Proceeds from issuance of redeemable preferred stock                                             -      3,000
 Proceeds from issuance of common stock                                                           -      2,000
 Checks in excess of cash balances                                                           (1,416)         -
 Other, net                                                                                  (1,036)      (295)
                                                                                           --------   --------
      Net cash provided by (used in) financing activities                                   (20,216)    17,704
                                                                                           --------   --------

Net decrease in cash and cash equivalents                                                         -       (734)
Cash and cash equivalents, beginning of period                                                   21        734
                                                                                           --------   --------
Cash and cash equivalents, end of period                                                   $     21   $      -
                                                                                           ========   ========

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                                                 $ 11,857   $  9,035
  Income taxes (net of refunds)                                                                  57         39
  Property and equipment financed through capital lease obligations and other debt            2,425      1,241
  Noncash consideration for acquisitions                                                          -      1,000

* Comparisons between periods are affected by acquisitions - see Note 2.

          See accompanying notes to consolidated financial statements.

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1. ACCOUNTING POLICIES AND INTERIM RESULTS

       The 1997 Annual Report on Form 10-K for AmeriTruck Distribution Corp. ("AmeriTruck" or the "Company") and its wholly-owned subsidiaries includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

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

       As of June 30, 1998, the Company's principal subsidiaries were W&L Services Corp. ("W&L"), CMS Transportation Services, Inc. ("CMS"), Scales Transport Corporation ("Scales"), AmeriTruck Refrigerated Transport, Inc. ("ART"), KTL, Inc. ("KTL"), and AmeriTruck Logistics Services, Inc. ("ALS), (the "Operating Companies"). Effective January 1998, the Company caused the merger of its wholly-owned subsidiaries, J.C. Bangerter & Sons, Inc. ("Bangerter"), Lynn Transportation Co., Inc. ("Lynn"), Monfort Transportation Company ("Monfort") and Tran-Star, Inc. ("Tran-Star") into ART, with ART as the surviving corporation. All significant intercompany accounts and transactions have been eliminated.


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

       Monfort and Lynn operated primarily as in-house carriers for the red-meat division of Monfort, Inc., a ConAgra subsidiary, and the poultry and turkey divisions of ConAgra Poultry Company, a ConAgra subsidiary. In connection with this acquisition, the Company entered into a Transportation Services Agreement ("the Original ConAgra Agreement") with subsidiaries of ConAgra. Pursuant to the Original ConAgra Agreement, ConAgra subsidiaries had agreed to tender freight from Monfort, Inc.'s red-meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes. The term of the Original ConAgra Agreement was four years, with pricing fixed for the first two years and adjusted prices in the third and fourth years.

       In July 1998, the Company entered into an Amended and Restated Transportation Services Agreement with certain ConAgra subsidiaries (the "Amended ConAgra Agreement"). The Amended ConAgra Agreement terminated the Original ConAgra Agreement. The Amended ConAgra Agreement has a term of four years. The ConAgra subsidiaries and the Company have agreed to use their respective good faith efforts to generate at least $20 million in annual freight revenues for the Company under the Amended ConAgra Agreement, subject to certain conditions, including satisfactory pricing and service requirements. In connection with the execution and delivery of the Amended ConAgra Agreement, ConAgra paid the Company $10 million, offset by certain amounts owed by the Company. After writing off the intangible value assigned to the Original ConAgra Agreement in purchase accounting and other related amounts, the Company will recognize a gain of approximately $5 million during July 1998. Subsequent to entering into the Amended ConAgra Agreement, seasonally-adjusted volumes tendered by ConAgra have not been impacted.


3. DISPOSITIONS

       On May 1, 1998, AmeriTruck sold its Thompson Bros., Inc. subsidiary ("TBI") to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million.

       The net assets of TBI were approximately $3 million, resulting in a book gain on sale of $12.5 million. At the time of sale, TBI's revenue attributable to its contract mail carriage and other remaining businesses was approximately $13 million on an annualized basis.


4. RESTRUCTURING CHARGE

       With the addition of Tran-Star, Monfort and Lynn to the AmeriTruck organization, the Company is currently organized into three operating groups to better serve its customers. The AmeriTruck Refrigerated Carrier Group was formed to offer regional and nationwide, truckload refrigerated service. This new group combined the resources of ART, Bangerter, Tran-Star, Monfort, Lynn and the refrigerated operations of TBI. The AmeriTruck Specialized Carrier Group was formed to service customers with unique needs in transportation and distribution. This group includes W&L, the largest interstate hauler of new furniture in the United States, CMS, serving the medical distribution industry, Scales, offering regional just-in-time dry van service, and ALS, a freight broker. The AmeriTruck Regional LTL Group offers less-than-truckload, refrigerated and non-refrigerated service. The lead carrier in this group is KTL, offering service to and from the Florida market. The LTL operations of Lynn in Nevada and Southern California were integrated into this group.

       In connection with the above reorganization and to eliminate the duplicate facility and employee costs related to the acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. As of June 30, 1998, the Company has remaining liabilities recorded of $175,000 related to the restructuring charge. During the first six months of 1998, the Company incurred termination costs which exceeded the estimate recorded in connection with the 1997 restructuring charge.

5. LONG-TERM DEBT

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

       In May 1998, the Company used the net proceeds from the sale of TBI to pay down the FINOVA Credit Facility. The Company also amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $62.5 million and the borrowing base availability thereunder (the "Second Temporary Overadvance"), in each case for a period not to exceed 120 days, or September 15, 1998. The amendment to the FINOVA Credit Facility provided for the payment of a $160,000 fee in connection with the Second Temporary Overadvance. While the Second Temporary Overadvance is outstanding, all loans bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. The Company anticipates that when the Second Temporary Overadvance expires, total availability under the FINOVA Credit Facility will decrease by approximately $5 million as a result of the advance rate on the appraised value of equipment declining from 75 percent to 60 percent. This decrease will require a repayment by the Company which, based on the Company's borrowing base on August 14, 1998 would be approximately $4 million. This decrease in availability will have an adverse effect on the Company's liquidity and failure to make this payment would be an event of default under the FINOVA Credit Facility. The Company intends to raise additional financing or take other actions to improve its liquidity.

       As of June 30, 1998, the Company's borrowing base supported borrowings of
   approximately $62.5 million.   Revolving credit loans under the
   FINOVA Credit Facility were $56.0 million at June 30, 1998. There were also $4.5 million in letters of credit outstanding at June 30, 1998, leaving $2.0 million available for borrowings.

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

       At June 30, 1998, borrowings outstanding under the Volvo Line of Credit were $7.6 million. This amount will likely decrease as a result of the normal periodic appraisal process and expected declines in the value of collateral. The outstanding debt balance under the Equipment Financing Facility was $2.0 million at June 30, 1998; however, the remaining financing under this facility was obtained through operating leases.

       The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.


6. COMMITMENTS AND CONTINGENCIES

   Transamerica Lease Facility

       In August 1997, the Company entered into a lease agreement with Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The Company has leased all 300 trucks under this agreement, and the line used under the TBCC Lease was approximately $22.8 million. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company treated this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997.

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

   Other

       The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered to be material to the financial condition, results of operations or liquidity of the Company.


7. OTHER INCOME, NET

       Other income consists of the following (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  ------------------      ----------------
                                   1998        1997        1998      1997
                                   ----        ----        ----      ----
Interest income                     $52         $85         $79      $127
Miscellaneous, net                    2          (2)          9        39
                                    ---         ---         ---      ----
                                    $54         $83         $88      $166
                                    ===         ===         ===      ====


8. REDEEMABLE PREFERRED AND COMMON STOCK

       In conjunction with the 1997 acquisitions of Monfort, Lynn and Tran-Star, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The Preferred Stock was issued at $1,000 per share for a total purchase price of $3.0 million. Dividends on each share of the Preferred Stock accrue cumulatively on a daily basis at a rate of 5 percent per annum on the liquidation value thereof, provided that the rate will increase to 10 percent per annum upon the earlier of the date of a Disposition Event (as defined) and November 15, 1998. The dividends are payable in kind on the last day of each fiscal quarter. The Company will redeem all of the Series A Preferred Stock outstanding on December 31, 2005 at a liquidation value of $1,000 per share. The Common Stock, along with detached warrants for 1,500,000 shares of Common Stock, was issued for $2.75 per share ($.01 par value) for a total purchase price of $2.0 million. The detached warrants can be exercised any time prior to May 23, 2007 at $2.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the consolidated financial statements included in Item 1 - "Financial Statements." Results for the three and six months ended June 30, 1997 include W&L, TBI, Bangerter, CMS, Scales, ART, KTL, and ALS for the entire periods. The results for Monfort and Lynn have been included for one month in 1997. Results for the three and six months ended June 30, 1998 include W&L, CMS, Scales, ART, KTL and ALS for the entire periods. Effective January 1998, the Bangerter, Monfort, Lynn and Tran-Star subsidiaries, were merged into ART, with ART as the surviving corporation. During 1998, TBI was primarily involved in contract mail carriage, after transferring its refrigerated customers, assets and business to ART. Results for the mail carriage operations of TBI have been included through April 1998, as TBI was sold on May 1, 1998.

     In May 1997, the Company entered into a Transportation Services Agreement ("the Original ConAgra Agreement") with subsidiaries of ConAgra. Pursuant to the Original ConAgra Agreement, ConAgra subsidiaries had agreed to tender freight from Monfort, Inc.'s red-meat division, ConAgra Poultry Company's poultry and turkey divisions and Swift-Ekrich, Inc.'s processed meats division in designated lanes and minimum annual volumes.

     In July 1998, the Company entered into an Amended and Restated Transportation Services Agreement with certain ConAgra subsidiaries (the "Amended ConAgra Agreement"). The Amended ConAgra Agreement terminated the Original ConAgra Agreement. The Amended ConAgra Agreement has a term of four years. The ConAgra subsidiaries and the Company have agreed to use their respective good faith efforts to generate at least $20 million in annual freight revenues for the Company under the Amended ConAgra Agreement, subject to certain conditions, including satisfactory pricing and service requirements. In connection with the execution and delivery of the Amended ConAgra Agreement, ConAgra paid the Company $10 million, offset by certain amounts owed by the Company. After writing off the intangible value assigned to the Original ConAgra agreement in purchase accounting and other related amounts, the Company will recognize a gain of approximately $5 million during July 1998. Subsequent to entering into the Amended ConAgra Agreement, seasonally-adjusted volumes tendered by ConAgra have not been impacted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Net Income (Loss)

     For the quarter ended June 30, 1998, the Company had net income of $7.0 million compared with a net loss of $6.7 million for the same period in 1997. Results for the second quarter of 1998 include the gain on sale of TBI of $12.5 million; whereas, the results for the second quarter of 1997 were negatively impacted primarily by a $7.2 million charge to restructure the Company's refrigerated carrier group. The net loss in 1997 includes an extraordinary item, loss on early retirement of debt of $243,000, net of taxes. This loss related primarily to the write off of the deferred financing costs with respect to the Company's prior senior credit facility with NationsBank.

     During 1998, the Company eliminated certain unprofitable business inherited from the companies acquired in 1997 and downsized its equipment fleet and workforce. Due to the necessary timing of such actions, the Company eliminated more revenue in the second quarter of 1998 than overhead expenses, which had a negative impact on operating results. Results for the second quarter of 1998 also continue to be negatively impacted primarily by costs associated with transitioning to a common computer system, driver recruitment and training costs, and increased interest costs.

Revenues

     Second quarter revenues for 1998 were $75.8 million, compared with revenues of $60.3 million for the second quarter of 1997. The increase in revenues, primarily due to the acquisitions of Monfort, Lynn and Tran-Star, was partially offset by the sale of TBI.

     During the second quarter of 1998, the Original ConAgra Agreement had still not reached the contractually committed volumes and prices. As a result cash flow for the second quarter has been negatively impacted.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1998 to 1997.

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,                VARIANCE
                                                          ---------------------          INCREASE
                                                           1998            1997         (DECREASE)
                                                           ----            ----         ----------
 Salaries, wages and fringe benefits                       37.7 %           33.7%           4.0%
 Purchased transportation                                  22.1             24.2           (2.1)
 Fuel and fuel taxes                                       11.3             12.3           (1.0)
 Operating supplies and expenses                            8.0              6.7            1.3
 Depreciation and amortization of capital leases            6.2              6.7           (0.5)
 Claims and insurance                                       3.2              3.7           (0.5)
 Operating taxes and licenses                               1.5              2.3           (0.8)
 General supplies and expenses                              5.2              4.8            0.4
 Building and office equipment rents                        0.7              0.8           (0.1)
 Amortization of intangibles                                0.8              0.6            0.2
 Gain on disposal of property and equipment                (0.5)            (0.2)          (0.3)
 Gain on sale of TBI                                      (16.5)               -          (16.5)
 Restructuring charge                                         -             11.9          (11.9)
                                                          -----            -----         ------
   Operating Ratio                                         79.7%           107.5%         (27.8)%
                                                          =====            =====         ======

     Salaries, wages and fringe benefits for the second quarter of 1998 increased 4.0 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because company drivers were used more extensively and owner operators were used less extensively than in the second quarter of 1997. The acquisition of Tran-Star, which had primarily a company-driver work force, contributed to the increased usage of company drivers. Company driver costs are included in salaries, wages and fringe benefits while owner operator costs are included in purchased transportation. The increase is also due to the Company's elimination of revenue which progressed faster than the elimination of headcount. While the Company continues to reduce headcount, separation expenses will preclude any meaningful decline in salaries and wages during the third quarter of 1998.

     Purchased transportation costs decreased 2.1 percentage points as a percent of revenue when compared with the second quarter of 1997. The decrease is due primarily to the acquisition of Tran-Star at the end of the second quarter of 1997, which had primarily a company-driver work force. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases, which resulted in increased equipment rents. This increase in equipment rents is expected to continue as the Company finances new equipment purchases primarily with operating leases.

     Fuel and fuel taxes for the second quarter of 1998 decreased 1.0 percentage points as a percent of revenue when compared with the second quarter of 1997. This decrease is primarily due to lower fuel prices during the second quarter of 1998. The decrease was partially offset by a higher percentage of fuel being purchased by the Company versus owner operators, as a result of the Tran-Star acquisition adding primarily a company-driver work force.

     Operating supplies and expenses increased 1.3 percentage points as a percent of revenue during the second quarter of 1998. This increase is primarily due to the acquisitions of Monfort, Lynn and Tran-Star which contributed to higher outside service costs for trailer positioning and load/unloading services. Some of these outside services are being transitioned to company employees.

     Depreciation and amortization of capital leases decreased 0.5 percentage points as a percent of revenue when compared with the second quarter of 1997. This decrease is due to the acquisition of new tractors through operating leases.

     Claims and insurance expenses for the second quarter of 1998 decreased 0.5 percentage points as a percentage of revenue when compared with the second quarter of 1997. This decrease is primarily due to a more favorable claims experience as well as cost savings in purchasing insurance on a combined basis.

     Operating taxes and licenses for the second quarter of 1998 decreased 0.8 percentage points as a percent of revenue when compared with the second quarter of 1997 primarily due to a decrease in fuel taxes. Lower fleet licensing expense also contributed to this decrease.

     General supplies and expenses for the second quarter of 1998 increased 0.4 percentage points as a percent of revenue when compared with the same period in 1997. The increase is primarily attributable to added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard. This increase is also due to increased driver recruitment and training costs, primarily attributable to increased driver turnover.

     During the second quarter of 1998, TBI was sold to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million. The net assets of TBI were approximately $3 million, resulting in a book gain on sale of $12.5 million. At the time of sale, TBI's revenue attributable to its contract mail carriage and other remaining businesses was approximately $13 million on an annualized basis.

     In connection with AmeriTruck's plans to organize into three operating groups and to eliminate the duplicate facility and employee costs related to the acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. See Notes to Consolidated Financial StatementsNote 4. Restructuring Charge. During the second quarter of 1998, the Company incurred termination costs which exceeded the estimate recorded in connection with the 1997 restructuring charge.

     Interest expense increased $943,000 for the quarter ended June 30, 1998 over the same period in 1997. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Net Income (Loss)

     For the six months ended June 30,1998, the Company had net income of $2.6 million compared with a net loss of $8.5 million for the same period in 1997. Results for the first six months of 1998 include the gain on sale of TBI of $12.5 million; whereas, the results for the first six months of 1997 were negatively impacted primarily by a $7.2 million charge to restructure the Company's refrigerated carrier group. The net loss in 1997 includes an extraordinary item, loss on early retirement of debt of $243,000, net of taxes. This loss related primarily to the write off of the deferred financing costs with respect to the Company's prior senior credit facility with NationsBank.

     During 1998, the Company eliminated certain unprofitable business inherited from the companies acquired in 1997 and downsized its equipment fleet and workforce. Due to the necessary timing of such actions, the Company eliminated more revenue in the first six months of 1998 than overhead expenses, which had a negative impact on operating results. Results for the first six months of 1998 also continue to be negatively impacted primarily by costs associated with transitioning to a common computer system, driver recruitment and training costs, and increased interest costs.

Revenues

     Revenues for the first six months of 1998 were $155.3 million, compared with revenues of $116.0 million for the first six months of 1997. The increase in revenues, primarily due to the acquisitions of Monfort, Lynn and Tran-Star, was partially offset by the sale of TBI.

     During the first six months of 1998, the Original ConAgra Agreement had still not reached the contractually committed volumes and prices. As a result cash flow for the first six months has been negatively impacted.

Expenses

     The following table sets forth operating expenses as a percentage of revenue and the related variance from 1998 to 1997.

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,              VARIANCE
                                                            ------------------         INCREASE
                                                             1998        1997         (DECREASE)
                                                             ----        ----         ---------
 Salaries, wages and fringe benefits                         37.7%       34.1%           3.6%
 Purchased transportation                                    22.4        23.8           (1.4)
 Fuel and fuel taxes                                         11.6        12.9           (1.3)
 Operating supplies and expenses                              8.2         6.6            1.6
 Depreciation and amortization of capital leases              6.5         6.7           (0.2)
 Claims and insurance                                         3.5         3.9           (0.4)
 Operating taxes and licenses                                 1.8         2.3           (0.5)
 General supplies and expenses                                5.8         4.7            1.1
 Building and office equipment rents                          0.7         0.8           (0.1)
 Amortization of intangibles                                  0.7         0.6            0.1
 Gain on disposal of property and equipment                  (0.6)       (0.1)          (0.5)
 Gain on sale of TBI                                         (8.0)          -           (8.0)
 Restructuring charge                                           -         6.2           (6.2)
                                                             ----       -----         ------
      Operating Ratio                                        90.3%      102.5%         (12.2)%
                                                             ====       =====         ======


     Salaries, wages and fringe benefits for the first six months of 1998 increased 3.6 percentage points as a percent of revenue. This increase is primarily due to an increase in driver wages, which occurred because company drivers were used more extensively and owner operators were used less extensively than in the first six months of 1997. The acquisition of Tran-Star, which had primarily a company-driver work force, contributed to the increased usage of company drivers. Company driver costs are included in salaries, wages and fringe benefits while owner operator costs are included in purchased transportation. The increase is also due to the Company's elimination of revenue which progressed faster than the elimination of headcount. While the Company continues to reduce headcount, separation expenses will preclude any meaningful decline in salaries and wages during the third quarter of 1998.

     Purchased transportation costs decreased 1.4 percentage points as a percent of revenue when compared with the first six months of 1997. The decrease is due primarily to the acquisition of Tran-Star at the end of the second quarter of 1997, which had primarily a company-driver work force. This decrease in percentage of revenue was partially offset by a higher percentage of equipment held under operating leases, which resulted in increased equipment rents. This increase in equipment rents is expected to continue as the Company finances new equipment purchases primarily with operating leases.

     Fuel and fuel taxes decreased 1.3 percentage points as a percent of revenue when compared with the first six months of 1997. This decrease is primarily due to lower fuel prices during the first six months of 1998. The decrease was partially offset by a higher percentage of fuel being purchased by the Company versus owner operators, as a result of the Tran-Star acquisition adding primarily a company-driver work force.

     Operating supplies and expenses increased 1.6 percentage points as a percent of revenue when compared with the first six months of 1997. This increase is primarily due to the acquisitions of Monfort, Lynn and Tran-Star which contributed to higher outside service costs for trailer positioning and load/unloading services. Some of these outside services are being transitioned to company employees.

     Depreciation and amortization of capital leases decreased 0.2 percentage points as a percent of revenue when compared with the first six months of 1997. This decrease is due to the acquisition of new tractors through operating leases. This decrease is partially offset by depreciation expense attributable to the purchase of new computer equipment used in the consolidation of the Company's computer systems.

     Claims and insurance expenses for the six months of 1998 decreased 0.4 percentage points as a percent of revenue when compared with the six months of 1997. This decrease is primarily due to a more favorable claims experience as well as cost savings in purchasing insurance on a combined basis.

     Operating taxes and licenses for the first six months of 1998 decreased 0.5 percentage points as a percent of revenue when compared with the first six months of 1997 primarily due to a decrease in fuel taxes. Lower fleet licensing expense also contributed to this decrease.

     General supplies and expenses for the first six months of 1998 increased
1.1 percentage points as a percent of revenue when compared with the same period in 1997. The increase is primarily attributable to added costs for system and mobile communications, which the Company anticipates should be partially offset in the future by improved operating efficiencies, although no assurances can be made in this regard. This increase is also due to increased driver recruitment and training costs, primarily attributable to increased driver turnover.

     During the second quarter of 1998, TBI was sold to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million. The net assets of TBI were approximately $3 million, resulting in a book gain on sale of $12.5 million. At the time of sale, TBI's revenue attributable to its contract mail carriage and other remaining businesses was approximately $13 million on an annualized basis.

     In connection with AmeriTruck's plans to organize into three operating groups and to eliminate the duplicate facility and employee costs related to the acquired entities, the Company announced a plan in the second quarter of 1997 to restructure its refrigerated carrier group. The Company recorded $7.2 million in restructuring costs, which included $2.3 million for employee termination costs, $4.2 million for duplicate facility costs, including the impairment of certain long-lived assets, and $650,000 of other costs. See Notes to Consolidated Financial StatementsNote 4. Restructuring Charge. During the first six months of 1998, the Company incurred termination costs which exceeded the estimate recorded in connection with the 1997 restructuring charge.

     Interest expense increased $2.5 million for the six months ended June 30, 1998 over the same period in 1997. Interest on the revolving lines of credit, which were used to fund acquisitions, were the primary contributors to this increase.


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

     The Company is a defendant in legal proceedings considered to be in the normal course of business, none of which, singularly or collectively, are considered to be material to the financial condition, results of operations or liquidity of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1998 and 1997 was $3.4 million and $3.1 million, respectively. The increase in cash used in operating activities of $264,000 was primarily attributable to the decrease in the net income from operations, excluding the impact for depreciation and amortization, the gain on sale of TBI in 1998, the restructuring charge recorded in 1997 and the related deferred taxes, and a change from December to June in the timing of license plate purchases for equipment.

During the first six months of 1998, the Original ConAgra Agreement had still not reached the contractually committed volumes and prices. As a result cash flow for the first six months has been negatively impacted.

     On May 1, 1998, AmeriTruck sold TBI to Contract Mail Company for $15.5 million in cash. TBI, having transferred its refrigerated customers, assets and business to ART, is primarily involved in contract mail carriage. Net proceeds to the Company, after payment of certain TBI-related debt and related expenses, were approximately $12.5 million. The net assets of TBI were approximately $3 million, resulting in a book gain on sale of $12.5 million. At the time of sale, TBI's revenue attributable to its contract mail carriage and other remaining businesses was approximately $13 million on an annualized basis.

     The Company's current business plan indicates that it will need additional financing to pay down the temporary extension of credit by FINOVA and carry out its current business strategy. Accordingly, the Company intends to raise additional financing in 1998, which may include a refinancing of the FINOVA Credit Facility. In the event that the Company does not raise additional financing, sell excess or nonstrategic assets or renegotiate the terms of existing debt agreements, the Company may be in default of one or more of its debt agreements. Management believes that borrowings available under its credit facilities, additional equity, additional financing, asset sales and/or renegotiation of terms of existing debt agreements should be sufficient to cover anticipated future cash needs.


Redeemable Preferred and Common Stock

     In May 1997, the Company issued 3,000 shares of Series A Redeemable Preferred Stock and 727,272 shares of Common Stock with warrants to certain existing stockholders, directors and executive officers of the Company. The issuance was made in conjunction with the 1997 acquisitions and gross proceeds which totaled $5 million. See Notes to Consolidated Financial Statements-Note 8. Redeemable Preferred and Common Stock.


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

     In May 1998, the Company used the net proceeds from the sale of TBI to pay down the FINOVA Credit Facility. The Company also amended the FINOVA Credit Facility to increase both the total amount of the FINOVA Credit Facility to $62.5 million and the borrowing base availability thereunder (the "Second Temporary Overadvance"), in each case for a period not to exceed 120 days, or September 15, 1998. The amendment to the FINOVA Credit Facility provided for the payment of a $160,000 fee in connection with the Second Temporary Overadvance. While the Second Temporary Overadvance is outstanding, all loans bear interest at a per annum rate equal to either the prime rate plus a margin equal to 1.75 percent or the rate of interest offered in the London interbank market plus a margin equal to 3.75 percent. The Company also pays a monthly unused facility fee and a monthly collateral monitoring fee in connection with the FINOVA Credit Facility. The Company anticipates that when the Second Temporary Overadvance expires, total availability under the FINOVA Credit Facility will decrease by approximately $5 million as a result of the advance rate on the appraised value of equipment declining from 75 percent to 60 percent. This decrease will require a repayment by the Company which, based on the Company's borrowing base on August 14, 1998 would be approximately $4 million. This decrease in availability will have an adverse effect on the Company's liquidity and failure to make this payment would be an event of default under the FINOVA Credit Facility. As discussed above, the Company intends to raise additional financing or take other actions to improve its liquidity.

     As of June 30, 1998, the Company's borrowing base supported borrowings of approximately $62.5 million. Revolving credit loans under the FINOVA Credit Facility were $56.0 million at June 30, 1998. There were also $4.5 million in letters of credit outstanding at June 30, 1998, leaving $2.0 million available for borrowings.

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

     At June 30, 1998, borrowings outstanding under the Volvo Line of Credit were $7.6 million. This amount will likely decrease as a result of the normal periodic appraisal process and expected declines in the value of collateral. The outstanding debt balance under the Equipment Financing Facility was $2.0 million at June 30, 1998; however, the remaining financing under this facility was obtained through operating leases.

     The Equipment Financing Facility contains customary representations and warranties, covenants and events of default. For purposes of the Indenture, the borrowings under the Volvo Credit Facilities constitute Senior Indebtedness of the Company and Guarantor Senior Indebtedness of the Operating Companies.

Transamerica Lease Facility

     In August 1997, the Company entered into a lease agreement with Transamerica Business Credit Corporation ("TBCC") to provide the Company and its subsidiaries with an arrangement to lease up to 300 new 1998 model tractors (the "TBCC Lease"). The Company has leased all 300 trucks under this agreement, and the line used under the TBCC Lease was approximately $22.8 million. The lease term is 48 months and is subject to a terminal rental adjustment clause at the end of the term. The Company treated this lease as an operating lease for accounting purposes. Terms of the arrangement were set forth in a Master Lease Agreement dated as of August 14, 1997.

Capital  Expenditures and Resources

     The Company had proceeds from property and equipment dispositions in excess of capital expenditures of $7.7 million for the six months ended June 30, 1998 compared with $1.5 million for the six months ended June 30, 1997. During the first six months of 1998 and 1997, the Company's acquisition of new tractors and trailers to replace older equipment were primarily financed through operating leases.

     During the second half of 1998 and the first half of 1999, the Company plans to purchase approximately 350 to 400 new trucks, to replace existing tractors. While final arrangements have not been made, these equipment purchases and commitments will likely be financed primarily with operating leases.

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


OTHER MATTERS

Inflation and Fuel Costs

     Inflation can be expected to have an impact on the Company's earnings. Extended periods of escalating costs or fuel price increases without compensating freight rate increases would adversely affect the Company's results of operations. According to a Department of Energy survey, reported by the American Trucking Association, the average price of diesel fuel for the six months of 1998 was $1.07 compared with $1.23 for the six months of 1997. The Company's fuel prices are slightly below the national average due to the Company's ability to buy fuel at volume discounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Expenses."

Year 2000

     The Company is in the process of evaluating its primary accounting and operational systems for the Year 2000 problem. During 1997, the Company began consolidating the accounting and operational processing of several operating companies onto a centralized set of applications and hardware located at Electronic Data Systems Corporation ("EDS"). An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem of these consolidated systems as well as other systems used by the Company. As a part of the internal study, the Company will also address evaluation of key vendors and customers to determine the impact, if any, on the Company's business. Remediation or replacement of critical systems will begin prior to the study being completed at the end of 1998. Full compliance is expected by the end of March 1999. The Company currently does not believe that the Year 2000 problem will have a material impact on the Company's financial condition or results of operations, although the ultimate impact could be material depending on the results of the aforementioned internal study.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, the Company issues statements in public filings (including this Form 10-Q) or press releases, or officers of the Company make public oral statements with respect to the Company, that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements in this Form 10-Q include statements concerning future cost savings, projected levels of capital expenditures and the timing of deliveries of new trucks and trailers, the Company's financing and equity plans, the Company's ability to meet its future cash needs from borrowings under its credit facilities, from cash generated from operations, asset dispositions, and future equity issuances, the Company's Amended ConAgra Agreement with subsidiaries of ConAgra, driver recruitment and training, and the Company's pursuit of opportunistic acquisitions and the anticipated effects on the Company of any Year 2000 problems. These forward-looking statements are based on a number of risks and uncertainties, many of which are beyond the Company's control. The Company believes that the following important factors, among others, could cause the Company's actual results for its 1998 fiscal year and beyond to differ materially from those expressed in any forward-looking statements made by, on behalf of, or with respect to, the Company: the Company's ability to obtain additional equity financing or raise additional cash through asset sales, the adverse impact of inflation and rising fuel costs; the Company's substantial leverage and its effect on the Company's ability to pay principal and interest on the Subordinated Notes and the Company's ability to incur additional financing or equity to fund its operations, to pursue other business opportunities and to withstand any adverse economic and industry conditions; the risk that the Company will not be able to integrate the Operating Companies' businesses on an economic basis or that any anticipated economies of scale or other cost savings will be realized; the ability of the Company to identify suitable acquisition candidates, complete acquisitions or successfully integrate any acquired businesses; competition; the ability of the Company to attract and retain qualified drivers; and the Company's dependence on key management personnel.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:


     Exhibit Number                       Description
     --------------                       -----------
         10.1 Stock Purchase Agreement, dated as of May 1, 1998, between Contract Mail Company and AmeriTruck Distribution Corp.

         10.4 Fifth Amendment to Loan and Security Agreement, dated as of May 14, 1998, between the Company and FINOVA Capital Corporation.

         10.5 Sixth Amendment to Loan and Security Agreement, dated as of June 30, 1998, between the Company and FINOVA Capital Corporation.

         12             Computation of Ratio of Earnings to Fixed Charges


         27             Financial Data Schedule

    B.   Reports on Form 8-K

         During the second quarter of 1998, there were no reports filed on Form 8-K.

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



   Date: August 14, 1998

                 AMERITRUCK DISTRIBUTION CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX



                                                                          Page
Exhibit Number                 Description                                Number
--------------                 -----------                                ------


   10.1 Stock Purchase Agreement, dated as of May 1, 1998, between Contract Mail Company and AmeriTruck
                  Distribution Corp.


   10.4 Fifth Amendment to Loan and Security Agreement, dated as of May 14, 1998, between the Company and FINOVA Capital Corporation

   10.5 Sixth Amendment to Loan and Security Agreement, dated as of June 30, 1998, between the Company and FINOVA Capital Corporation


   12             Computation of Ratio of Earnings to Fixed Charges

   27             Financial Data Schedule